Form 10QSB
period 1999-09-30
GOURMET HERB GROWERS INC
filed 1999-12-02
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 1999

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  COMMISSION FILE NUMBER:  333-83375

                      GOURMET HERB GROWERS, INC.
        (Exact name of registrant as specified in its charter)


           NEVADA                              87-0575571
     (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)            Identification No.)


            2302 Parley's Way, Salt Lake City, Utah 84109
               (Address of principal executive offices)

                            (801) 466-4614
         (Registrant's telephone number, including area code)


     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days.      YES [X]   NO [ ]

The number of $.001 par value common shares outstanding at September 30, 1999:
1,600,000


                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                        GOURMET HERB GROWERS, INC.

                         UNAUDITED BALANCE SHEETS



                                  ASSETS


                                            September 30,  December 31,
                                                 1999          1998
                                             ___________   ___________
     CURRENT ASSETS:
       Cash in bank                           $   13,798    $   25,006
                                             ___________   ___________
             Total Current Assets                 13,798        25,006
                                             ___________   ___________
     PROPERTY, PLANT AND EQUIPMENT:
       Building, net                               2,675         2,904
                                             ___________   ___________
                                              $   16,473    $   27,910
                                             ___________   ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


     CURRENT LIABILITIES:
       Accounts payable and accrued expenses  $      233    $      244
                                             ___________   ___________
             Total Current Liabilities               233           244
                                             ___________   ___________

     STOCKHOLDERS' EQUITY:
       Preferred stock, $.001 par value,
             1,000,000 shares authorized,
             no shares issued and outstanding          -             -
       Common stock, $.001 par value,
        24,000,000 shares authorized,
        1,600,000 shares issued and
        outstanding                                1,600         1,600
       Capital in excess of par value             38,939        36,869
       Deficit accumulated during the
         development stage                       (24,299)      (10,803)
                                             ___________   ___________
             Total Stockholders' Equity           16,240        27,666
                                             ___________   ___________
                                              $   16,473    $   27,910
                                             ___________   ___________






      The accompanying notes are an integral part of these financial statements.

                           GOURMET HERB GROWERS, INC.


                       UNAUDITED STATEMENTS OF OPERATIONS



                                                          From Inception
                            For the Three  For the Nine   on January 22,
                             Months Ended  Months Ended   1998 through
                            September 30,  September 30,   September 30,
                            ____   ______   ___________   ______   ______
                            1999    1998       1999        1998     1999
                           ______  ______   ___________   ______   ______
     REVENUE              $ 4,359  $1,836   $   5,604    $ 5,606  $11,150

     COST OF SALES            201     949       1,280        844    2,796
                           ______  ______    _________    ______   ______
     GROSS PROFIT           4,158     887       4,324      4,762    8,354

     EXPENSES:
       General and
         administrative    10,792   2,527      17,820     11,501   32,653
                           ______  ______    _________    ______   ______
     LOSS BEFORE INCOME
       TAXES               (6,634) (1,640)    (13,496)    (6,739) (24,299)

     CURRENT TAX EXPENSE        -       -            -         -        -

     DEFERRED TAX EXPENSE       -       -            -         -        -
                           ______  ______    _________     ______   ______

     NET LOSS             $(6,634)$(1,640)  $ (13,496)   $(6,739)$(24,299)
                           ______  ______    _________     ______   ______

     LOSS PER COMMON
       SHARE              $  (.00)$  (.00)  $    (.01)   $  (.00)$   (.02)
                           ______  ______    _________     ______   _______











 The accompanying notes are an integral part of these financial statements.

                        GOURMET HERB GROWERS, INC.

                    UNAUDITED STATEMENTS OF CASH FLOWS
                                                          From Inception
                                                          on January 22,
                                        For the Nine       1998 through
                                        Months Ended       September 30,
                                        September 30,   ___________________
                                             1999        1998      1999
                                         ___________    _________ _________
    Cash Flows from Operating Activities:
       Net loss                         $   (13,496)    $ (6,739) $ (24,299)
       Adjustments to reconcile net
         loss  to net cash used by
         operating activities:
          Non-cash expense                    2,070        1,610      4,370
          Depreciation                          229          185        503
          Change in assets and liabilities:
           Increase (decrease) in accounts
              Payable and accrued expenses      (11)           -        233
                                          __________    _________ _________
     Net Cash (Used) by Operating Activities(11,208)      (4,944)   (19,193)
                                          __________    _________ _________
     Cash Flows from Investing Activities:
       Payments for building and equipment         -      (3,178)    (3,178)
                                          __________    _________ _________
          Net Cash (Used) by  Investing Activities -      (3,178)    (3,178)
                                          __________    _________ _________
     Cash Flows from Financing Activities:
       Proceeds from common stock issuance         -      41,850     41,850
       Payments for stock offering costs           -      (5,681)    (5,681)
                                          __________    _________ _________
          Net Cash Provided by Financing Activities-      36,169     36,169
                                          __________    _________ _________
     Net Increase in Cash                    (11,208)     28,047     13,798

     Cash at Beginning of Period              25,006           -          -
                                          __________    _________ _________
     Cash at End of Period              $     13,798   $  28,047  $  13,798
                                          __________    _________ _________

      Supplemental Disclosures of Cash Flow Information:
       Cash paid during the period for:
         Interest                       $         -    $       -  $       -
         Income taxes                   $         -    $       -  $       -

     Supplemental Schedule of Noncash Investing and Financing
      Activities:
       For the period ended September 30, 1999:
          An officer/shareholder allowed the Company to use his property rent-free. The value of the rent-free use of the property was estimated at $2,070 for the nine month period and was accounted for as a contribution to capital.

      For the period ended September 30, 1998:
          An officer/shareholder allowed the Company to use his property rent-free. The value of the rent-free use of the property was estimated at $1,610 for the nine month period and was accounted for as a contribution to capital.


           The accompanying notes are an integral part of these financial statements.

                        GOURMET HERB GROWERS, INC.

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS

     NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization - The Company was organized under the laws of the State of Nevada on January 22, 1998. The Company is growing gourmet herbs and vegetables for restaurants and delicatessens. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

       Interim Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all the periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

       Property, Plant and Equipment - Property, plant and equipment is stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charges to expense as incurred. Depreciation is computed for financial statement purposes using the straight-line method over the estimated useful life of the asset, which is 10 years.

       Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earning Per Share" [See
       Note 2].

       Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

       Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

                           GOURMET HERB GROWERS, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

     NOTE 2 - LOSS PER SHARE

       The following data show the amounts used in computing loss per share for the periods ended September 30, 1999 and 1998:
                                                            From Inception
                            For the Three                   on January 22,
                             Months Ended    For the Nine    1998 through
                            September 30,    Months Ended    September 30,
                          _______  _______  September 30,  _______   _______
                            1999    1998        1999         1998     1999
                          _______  _______  ____________   _______   _______
       Loss from continuing
       operationsavailable to
       common shareholders
       (numerator)       $(6,634) $(1,640)  $   (13,496)  $(6,739) $(24,299)
                         ________  _______  ____________   _______   _______
       Weighted average
       number of common
       shares outstanding
       used in loss per
       share for the period
       (denominator)   1,600,000 1,600,000    1,600,000  1,540,837 1,575,893
                       _________  ________   ___________  ________ _________

NOTE 3 - CAPITAL STOCK

       Common  Stock  -  During  January 1998, in  connection  with  its organization, the Company issued 1,450,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $4,350 (or $.003 per share).

       During April and May, 1998 the Company issued 150,000 shares of its previously authorized, but unissued common stock in a public offering. Total proceeds from the sale of stock amounted to $37,500 (or $.25 per share). Offering costs of $5,681 were offset to additional paid in capital.

       Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at September 30, 1999.


     NOTE 4 - INCOME TAXES

       The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 1999, the Company has available unused operating loss carryforwards of approximately $19,100, which may be applied against future taxable income and which expire in 2018.

                           GOURMET HERB GROWERS, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

     NOTE 4 - INCOME TAXES [Continued]

       The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $6,500 and $2,900 as of September 30, 1999 and December 31, 1998, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $3,600 for the nine months ended September 30, 1999.

     NOTE 5 - RELATED PARTY TRANSACTIONS

       Management Compensation - During the nine months ended September 30, 1999 the Company paid $4,100 in salary to the Company's president.

       Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

       Greenhouse - During the period ended December 31, 1998 the Company built a greenhouse on the property of an officer/shareholder of the Company. The officer/shareholder is allowing the Company to use his property at no expense to the Company. However, the Company is recording rent expense of $230 per month for the rent-free use of the property with an offsetting capital contribution to capital in excess of par value of the same amount. Rent expense for the nine months ended September 30, 1999 was $2,070.


     NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

       The following is a summary of property, plant and equipment, at cost, less accumulated depreciation:

                                           September 30,  December 31,
                                                1999          1998
                                           ___________    ___________
              Greenhouse                   $   3,178      $      3,178

              Less accumulated depreciation     (503)             (274)
                                           ___________      ___________
                                            $  2,675      $      2,904
                                           ___________      ___________

       Depreciation expense for the nine months ended September 30, 1999 amounted to $238.

                            GOURMET HERB GROWERS, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

     NOTE 7 - SUBSEQUENT EVENTS

       Proposed Common Stock Warrants Offering - In July 1999, the Company filed a registration statement with the United States Securities and Exchange Commission on Form SB-2 under the
       Securities Act of 1933. The Company proposes to declare a dividend of 800,000 warrants to purchase common stock ("the warrants") to shareholders of record as of the date of the registration statement. Each warrant allows the holder to acquire one share of common stock at $1.25 per share. The warrants are exercisable at any time until June 30, 2002. The Company may redeem all or a portion of the warrants, at $.01 per warrant, at any time upon 30 days' prior written notice to the warrant holders. Direct offering costs are expected to be approximately $20,000. The Company has not incurred any offering costs as of September 30, 1999, but any such costs will be netted against the proceeds of the proposed offering.

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

     The Company was only recently incorporated January 22, 1998. Upon inception, the Company issued 1,450,000 shares of common stock to its founding stockholders. On April 2, 1998, the Company commenced a public offering of up to 150,000 shares of its common stock, in reliance upon Rule 504 of Regulation D, promulgated by the U.S. Securities & Exchange Commission under the Securities Act of 1933. The offering closed in May, 1998. Pursuant thereto, the Company sold 150,000 shares, increasing the total issued and outstanding common stock to 1,600,000 shares.

     In July, 1999, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register the distribution and exercise of warrants. This registration statement was declared effective on November 5, 1999. At that time the Company became subject to the information requirements of the Securities Exchange Act of 1934. Accordingly, the Company will file annual and quarterly reports and other information with the Commission, starting with this report on Form 10-QSB. No securities have yet been sold pursuant to this offering.

PLAN OF OPERATIONS.

     Management's plan of operation for the next twelve months is to continue using existing capital and any funds from exercise of warrants in this offering to provide general working capital during the next twelve months. Capital commitments consist principally of management compensation of $500 per month throughout the year, and the costs of seed, fertilizer, equipment, etc. during the growing season. Management believes existing funds will be sufficient to sustain Gourmet Herb Growers for at least another year or growing season, during which time management hopes to increase production and generate sufficient revenues to operate profitably, and internally generate sufficient cash flows to fund operations on an ongoing basis, but this is not assured. At this time, we do not know how long it will be necessary to fund operations from existing capital.

     Gourmet Herb Growers commenced planned principal operations and began to generate revenues from sales of its produce during the first year of operations in amounts sufficient to generate a gross profit, so it is not still considered a development stage company for accounting and financial reporting purposes. Gross profit of $4,090 was generated for the year ended December 31, 1998, and $4,324 for the nine months ended September 30, 1999. However, revenues have not yet been generated in sufficient amounts to offset operating costs. Operating activities have not provided any net cash flows to date, but used net cash of $7,985 during the year ended December 31, 1998, and $11,208 during the nine months ended September 30, 1999. General and administrative expenses were $14,893 for the year ended December 31, 1998, resulting in a net loss of $10,893; and $17,820 for the nine months ended September 30, 1999, resulting in a net loss of $13,496.

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  None.

     (b)  None.

     (c) See Part I, Item 1 (financial statements) and Item 2 (management's discussion) for financial information and a discussion regarding use of proceeds.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              GOURMET HERB GROWERS, INC.



Date:  November 30, 1999           by:   /s/ Rino Di Meo
                                   Rino Di Meo, President & Director