Form 10QSB/A
period 1999-09-30
GOURMET HERB GROWERS INC
filed 1999-12-17
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB/A

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
required to file such report(s),                     YES [X]  NO [ ]

and (2) has been subject to such filing requirements for the past 90 days.
                                                     YES [  ]  NO [X]

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