Form 10KSB
period 1999-12-31
GOURMET HERB GROWERS INC
filed 2000-04-07
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999    Commission File No. 333-83375

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from           to           .

                      GOURMET HERB GROWERS, INC.
            (Name of small business issuer in its charter)

           Nevada                                           87-0575571
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                             Identification No.)

            2302 Parley's Way, Salt Lake City, Utah 84109
         (Address of principal executive offices)  (zip code)

Issuer's telephone number, including area code:  (801) 466-4614

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Act:  None

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.                                Yes   X      No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. (Not applicable)                  [   ]

The Issuer's revenues for its most recent fiscal year.     $ 8,614.00

As of April 5, 2000, the aggregate market value of voting stock held by non-affiliates was approximately $112,500.

The number of shares outstanding of the Issuer's common stock at December 31, 1999: 1,600,000

                                PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     (A)  BUSINESS DEVELOPMENT.

     Gourmet Herb Growers, Inc. was recently incorporated under the laws of the State of Nevada on January 22, 1998. In connection with its organization, the founders contributed $4,350 cash to initially capitalize it in exchange for 1,450,000 shares of common stock.

     On April 2, 1998, Gourmet Herb Growers commenced a public offering of up to 150,000 shares of its common stock, in reliance upon Rule 504 of Regulation D, promulgated by the U.S. Securities & Exchange Commission under the Securities Act of 1933. The offering closed in May, 1998. Gourmet Herb Growers sold 150,000 shares of common stock, at $.25 per share, and raised gross proceeds of $37,500. This increased the total issued and outstanding common stock to 1,600,000 shares.

     The Company then registered a public offering of its securities. Gourmet Herb Growers declared a distribution of 800,000 common stock purchase warrants to shareholders of record as of November 5, 1999. The Company filed with the Securities and Exchange Commission a registration statement on Form SB-2, Commission File No. 333-83375, which became effective November 5, 1999. Pursuant thereto the Company then distributed 800,000 warrants. The warrants are exercisable at $1.25 per share, on or before June 30, 2002.

     (B)  BUSINESS OF COMPANY.

     Gourmet Herb Growers was formed to engage in the business of growing gourmet herbs and specialty vegetables for sale to and use by restaurants and delicatessens. The president of Gourmet Herb Growers, Rino Di Meo, is himself a restauranteur, operating and managing his own restaurant, Rino's Italian Restaurant, featuring Italian cuisine from his native Italy. In connection with the operation of the restaurant and as a sideline hobby, for many years the president has also done a significant amount of gardening, principally for the purpose of growing fresh produce for use in the restaurant.

     In addition to providing a source of vine ripened, fresh produce, the president has engaged in these gardening efforts in order to grow herbs and vegetables which are prominently used in traditional Italian cuisine, but are not commonly grown or readily available on a fresh basis, locally. This includes a variety of plant foodstuffs being grown and developed, originally from starts and seedlings brought over here from Mr. Di Meo's father's farm in Italy, during Mr. Di Meo's youth, like arugula, basil, certain varieties of zucchini, eggplant, etc.

     The president's gardening activities have developed to the point where, during the past few years, in addition to providing produce to his own restaurant, he has already done some business supplying herbs and vegetables to a number of other restaurants and delicatessens, through his contacts in the industry and acquaintance with other local restaurants and chefs.

     The business of growing herbs, vegetables and other fresh produce is necessarily dependent upon the length of the local growing season and the business is therefore quite seasonal. Gourmet Herb Growers will typically be involved in growing herbs and specialty vegetables from about May through November. However, with funding, management believes that the volume of business can be increased through various measures that can be taken; including, among other things, effectively lengthening the local growing season through green housing. During the winter months Gourmet Herb Growers operates a small green house used mostly for seedlings and arugula growing. Management used a portion of the proceeds from a prior offering to purchase and build a facility, and believes that this will enable Gourmet Herb Growers to achieve a 2-3 month head start in the spring on the local growing season. In addition, another measure Gourmet Herb Growers has taken to improve both the quality and quantity of produce is to bring in several loads of topsoil to improve the fertility of the ground being used for gardening, which will also raise the level of the ground by several inches, in order to lower the water level and improve drainage.

     Gourmet Herb Growers relies and will continue to rely heavily upon the president, Mr. Di Meo, for all operations, from planting to sales, in the operation of this business. Gourmet Herb Growers also relies and will continue to rely heavily upon the affiliated nature of its herb growing business with the restaurant owned by the president, to sell most of its produce. There is no assurance that it will be successful in this venture.

ITEM 2.   PROPERTIES

      Gourmet Herb Growers's principal business address is located at the address of the president's restaurant in Salt Lake City, Utah. However, Gourmet Herb Growers bases its gardening operations at the location of the president's home in West Bountiful, Utah. At that location, the president has about 7-8 acres of ground available for cultivation, and is presently using only a portion of the acreage for gardening.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no action has been threatened by or against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                               PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (A)  MARKET INFORMATION.

     The Company's initial public offering was not closed until May, 1998.
The Common Stock of the Company was not quoted on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. until October, 1998. The common stock is quoted under the symbol "GMBH", but has not been traded in the over-the-counter market except on a very limited and sporadic basis. The following sets forth high and low bid price quotations for each calendar quarter during the last two fiscal years that trading occurred or quotations were available. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     Quarter Ended                 High                Low
     March 31, 1998                (No shares traded)
     June 30, 1998
     September 30, 1998
     December 31, 1998             .54                 .50

     March 31, 1999                .50                 .50
     June 30, 1999                 .50                 .50
     September 30, 1999            .69                 .50
     December 31, 1999             .75                 .69

     (B)  HOLDERS.

     As of April 5, 2000, there were about 47 record holders of the Company's Common Stock.

     (C)  DIVIDENDS.

     Gourmet Herb Growers has not previously paid any cash dividends on common stock and does not anticipate or contemplate paying dividends on common stock in the foreseeable future. Our present intention is to utilize all available funds for the development of our business. The only restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future, are those restrictions imposed by law. Under Nevada corporate law, no dividends or other distributions may be made which would render a company insolvent or reduce assets to less than the sum of liabilities plus the amount needed to satisfy outstanding liquidation preferences.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS.

     Gourmet Herb Growers was only recently incorporated on January 22, 1998. Gourmet Herb Growers commenced planned principal operations and began to generate revenues from sales of its produce during the first year of operations in amounts sufficient to generate a gross profit, so it is not still considered a development stage company for accounting and financial reporting purposes. Gross profit of $4,090 was generated for the year ended December 31, 1998, and $7,163 for the year ended December 31, 1999. However, revenues have not yet been generated in sufficient amounts to offset operating costs. Operating activities have not provided any net cash flows to date, but used net cash of $7,985 during the year ended December 31, 1998, and $20,577 during the year ended December 31, 1999. General and administrative expenses were $14,893 for the year ended December 31, 1998, resulting in a net loss of $10,893; and $33,473 for the year ended December 31, 1999, resulting in a net loss of $26,310. Management's plan of operation for the next twelve months is to continue using existing capital and any funds from exercise of warrants in this offering to provide general working capital during the next twelve months. Capital commitments consist principally of management compensation of $500 per month throughout the year, and the costs of seed, fertilizer, equipment, etc. during the growing season. Management believes existing funds will be sufficient to sustain Gourmet Herb Growers for at least another year or growing season, during which time management hopes to increase production and generate sufficient revenues to operate profitably, and internally generate sufficient cash flows to fund operations on an ongoing basis, but this is not assured. At this time, we do not know how long it will be necessary to fund operations from existing capital.

ITEM 7.   FINANCIAL STATEMENTS.

     See attached Financial Statements and Schedules.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There are not and have not been any disagreements between the Company and their accountants on any matter of accounting principles or practices or financial statement disclosure.

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     (A)  IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS.

     The following table shows directors, executive officers and other significant employees, their ages, and all offices and positions with Gourmet Herb Growers. Each director is elected for a period of one year and thereafter serves until successor is duly elected by the stockholders and qualifies. Officers and other employees serve at the will of the board of directors.

                         Term Served As   Positions
Name of Director  Age    Director/Officer With Company

Rino Di Meo       54     Since inception  President, Secretary-Treasurer
                                          & Director


     This individual serves as the sole officer and director of Gourmet Herb Growers. A brief description of his positions, background and business experience follows:

     RINO DI MEO serves as the sole officer and director. Mr. Di Meo has lived in Salt Lake City for the last 22 years. His principal business is operating and managing his own restaurant, Rino's Italian Restaurant. In connection with the operation of that business, he has several years of experience gardening to grow gourmet herbs and specialty vegetables.

     There are no arrangements or understandings regarding how long a director is to serve in that capacity. The director holds no directorships in any other company subject to the reporting requirements of the Securities Exchange Act of 1934.

     (B)  IDENTIFY SIGNIFICANT EMPLOYEES.

     None other than the person previously identified.

     (C)  FAMILY RELATIONSHIPS.

     None

     (D)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

     Except as described herein, no present officer or director of the Company; 1) has had any petition filed, within the past five years, in Federal Bankruptcy or state insolvency proceedings on such person's behalf or on behalf of any entity of which such person was an officer or general partner within two years of filing; or 2) has been convicted in a criminal proceeding within the past five years or is currently a named subject of a pending criminal proceeding; or 3) has been the subject, within the past five years, of any order, judgment, decree or finding (not subsequently reversed, suspended or vacated) of any court or regulatory authority involving violation of securities or commodities laws, or barring, suspending, enjoining or limiting any activity relating to securities, commodities or other business practice.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Issuer is not subject to Section 16(a).

ITEM 10.  EXECUTIVE COMPENSATION.

     The president is employed part time by Gourmet Herb Growers to do the gardening work

     The following table summarizes executive compensation paid or accrued during the past year (the first year of operation) for our Chief Executive Officer.

                      SUMMARY COMPENSATION TABLE
Name                                    Other
And                                     Annual    All Other
Principal                               Compen-   Compen-
Position       Year Salary($) Bonus($)  sation($) sation($)

Rino Di Meo    1999 6,000
CEO            1998 5,019

     Gourmet Herb Growers has no written employment agreement with nor key man life insurance on management. Management is entitled to reimbursement of any out of pocket expenses reasonably and actually incurred on behalf of Gourmet Herb Growers.

COMPENSATION OF DIRECTORS.

     None

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     The Company has not entered into any contracts or arrangements with any named executive officer which would provide such individual with a form of compensation resulting from such individual's resignation, retirement or any other termination of such executive officer's employment with the Company or its subsidiary, or from a change-in-control of the Company or a change in the named executive officer's responsibilities following a change-in-control.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table shows stock ownership information of officers, directors and any others who we know to be beneficial owners of more than 5% of our stock. Any person who has or shares the power to decide how to vote or whether to dispose of stock is a beneficial owner.

                      Title of  Amount & Nature of     % of
Name and Address       Class    Beneficial Ownership   Class

Rino Di Meo            Common     1,000,000 shares      63%
2302 Parley's Way
SLC, UT 84109

Lynn Dixon             Common       150,000 shares       9%
311 S. State, #460
SLC, UT 84111

Melissa Epperson       Common       150,000 shares       9%
1533 S. 1220 W.
Woods Cross, UT 84087

Brenda White           Common       150,000 shares       9%
1359 N. General Dr.
SLC, UT 84116

All officers and       Common     1,000,000 shares      63%
directors as a
group (1 person)

     The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has entered into certain transactions with officers, directors or affiliates of the Company which include the following:

     In connection with the organization of Gourmet Herb Growers, its sole officer/director and other stockholders paid an aggregate of $4,350 cash to purchase 1,450,000 shares of common stock at a price of $.003 per share.

     In May, 1998, Gourmet Herb Growers completed an offering under Regulation D, Rule 504 as promulgated by the Securities and Exchange Commission, and sold 150,000 shares of common stock, at $.25 per share, and raised gross proceeds of $37,500. These are free-trading shares.

     Gourmet Herb Growers relies and will continue to rely heavily upon its president for all operations, from planting to sales. Also, because of the affiliated nature of the herb growing with the restaurant owned by the president, Gourmet Herb Growers has and will continue to sell most of its produce to this restaurant. During 1998, the first year of operation, Gourmet Herb Growers built a greenhouse on property owned by its president. The property is used by Gourmet Herb Growers for gardening and green housing, at no expense to it. Gourmet Herb Growers also uses the business address of the president as its mailing address at no expense, but paid $5,019 in salary to the president during the year ended December 31, 1998, and $6,000 during the year ended December 31, 1999. During 1998, Gourmet Herb Growers sold $3,475 (about 63% of total sales) of its production of herbs and vegetables to the restaurant owned by the president. During 1999, Gourmet Herb Growers sold $2,070 (about 24% of total sales) of its production of herbs and vegetables to the restaurant owned by the president.

     Except as disclosed in this item, in notes to the financial statements or elsewhere in this report, the Company is not aware of any indebtedness or other transaction in which the amount involved exceeds $60,000 between the Company and any officer, director, nominee for director, or 5% or greater beneficial owner of the Company or an immediate family member of such person; nor is the Company aware of any relationship in which a director or nominee for director of the Company was also an officer, director, nominee for director, greater than 10% equity owner, partner, or member of any firm or other entity which received from or paid the Company, for property or services, amounts exceeding 5% of the gross annual revenues or total assets of the Company or such other firm or entity.

                               PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (A) EXHIBITS to this report are all documents previously filed which are incorporated herein as exhibits to this report by reference to registration statements and other reports previously filed by the Company pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.

     (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended December 31, 1999.

                              SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


GOURMET HERB GROWERS, INC.



By:   /s/ Rino Di Meo                      Date:   April 5, 2000
     Rino Di Meo, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:    /s/ Rino Di Meo                     Date:    April 5, 2000
     Rino Di Meo, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.

                   GOURMET HERB GROWERS, INC.

                      FINANCIAL STATEMENTS

                        DECEMBER 31, 1999

                   GOURMET HERB GROWERS, INC.



                            CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                      1


        -  Balance Sheet, December 31, 1999                  2


        -  Statements of Operations, for the year ended
             December 31, 1999 and from inception on
             January 22, 1998 through December 31,
             1998 and 1999                                   3


        -  Statement of Stockholders' Equity, from
             inception on January 22, 1998 through
             December 31, 1999                               4


        -  Statements of Cash Flows, for the year ended
             December 31, 1999 and from inception on
             January 22, 1998 through December 31,
             1998 and 1999                                   5


        -  Notes to Financial Statements                 6 - 9

                  INDEPENDENT AUDITORS' REPORT



   Board of Directors
   GOURMET HERB GROWERS, INC.
   Salt Lake City, Utah

   We have audited the accompanying balance sheet of Gourmet Herb Growers, Inc. at December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999 and from inception on January 22, 1998 through December 31, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Gourmet Herb Growers, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year ended December 31, 1999 and from inception on January 22, 1998 through December 31, 1998 and 1999, in conformity with generally accepted accounting principles.

   The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
   Note 7 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



   /s/ Pritchett, Siler & Hardy, P.C.

   PRITCHETT, SILER & HARDY, P.C.

   February 2, 2000
   Salt Lake City, Utah

                    GOURMET HERB GROWERS, INC.

                          BALANCE SHEET



                             ASSETS


                                                         December 31,
                                                             1999
                                                         ___________
   CURRENT ASSETS:
     Cash in bank                                          $   3,730
                                                         ___________
           Total Current Assets                                3,730


   PROPERTY, PLANT AND EQUIPMENT, net                          3,267
                                                         ___________
                                                           $   6,997
                                                         ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY


   CURRENT LIABILITIES:
     Accounts payable and accrued expenses                 $   2,881
                                                         ___________
           Total Current Liabilities                           2,881
                                                         ___________

   STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value,
         1,000,000 shares authorized,
         no shares issued and outstanding                        -
     Common stock, $.001 par value,
      24,000,000 shares authorized,
      1,600,000 shares issued and
      outstanding                                              1,600
     Capital in excess of par value                           39,629
     Deficit accumulated during the
       development stage                                    (37,113)
                                                         ___________
           Total Stockholders' Equity                          4,116
                                                         ___________
                                                           $   6,997
                                                         ___________





  The accompanying notes are an integral part of this financial statement.

                       GOURMET HERB GROWERS, INC.


                        STATEMENTS OF OPERATIONS



                                                    From Inception
                                                    on January 22,
                                     For the         1998 Through
                                    Year Ended       December 31
                                   December 31, ____________________
                                       1999        1998       1999
                                  ____________   _________ _________

   REVENUE, net                     $    8,614   $   5,606 $  14,220

   COST OF SALES                         1,451       1,516     2,967
                                  ____________   _________ _________
   GROSS PROFIT                          7,163       4,090    11,253

   EXPENSES:
     General and Administrative         33,473      14,893    48,366
                                  ____________   _________ _________

   LOSS BEFORE INCOME TAXES           (26,310)    (10,803)  (37,113)

   CURRENT TAX EXPENSE                       -           -         -

   DEFERRED TAX EXPENSE                      -           -         -
                                  ____________   _________ _________

   NET LOSS                         $ (26,310)   $(10,803) $(37,113)
                                  ____________   _________ _________

   LOSS PER COMMON SHARE            $    (.02)   $   (.01) $   (.02)
                                  ____________   _________ _________








 The accompanying notes are an integral part of these financial statements.

                        GOURMET HERB GROWERS, INC.

                   STATEMENTS OF STOCKHOLDERS' EQUITY

             FROM THE DATE OF INCEPTION ON JANUARY 22, 1998

                        THROUGH DECEMBER 31, 1999

                                                                     Deficit
                                                                   Accumulated
                     Preferred Stock    Common Stock   Capital in   During the
                    _________________  ______________  Excess of   Development
                      Shares  Amount   Shares  Amount   Par Value      Stage
                    _________ _______ ________ _______ ___________ ___________

BALANCE, January 22,
           1998             -  $   -         -  $   -    $       -  $       -

 Issuance of 1,450,000
   shares common stock
   for cash, January
   22, 1998 at $.003
   per share                -      -  1,450,000  1,450       2,900           -

 Issuance of 150,000
   shares common stock
   for cash during
   April and May,
   1998 at $.25 per
   share, net of stock
   offering costs of
   $5,681                   -       -   150,000    150      31,669           -

 Rent-free use of
   property from an
   officer accounted for
   as a contribution
   to capital               -       -         -      -       2,300           -

 Net loss for the
   period ended
   December 31, 1998        -       -         -      -           -    (10,803)
                     ________ _______ _________ _______ ___________ ___________

 BALANCE, December
     31, 1998               -       - 1,600,000   1,600     36,869    (10,803)

 Rent-free use of
   property from
   an officer
   accounted for as
   a contribution
   to capital               -       -         -       -      2,760         -

 Net loss for the
   year ended
   December 31, 1999        -       -         -       -          -    (26,310)
                     ________ ________ ________ ________ ___________ _________

 BALANCE, December
   31, 1999                 - $     - 1,600,000 $  1,600 $   39,629 $ (37,113)
                     ________ ________ ________ ________ ___________ _________









  The accompanying notes are an integral part of this financial statement.

                   GOURMET HERB GROWERS, INC.

                    STATEMENTS OF CASH FLOWS

                                                         From Inception
                                                         on January 22,
                                            For the       1998 Through
                                           Year Ended     December 31,
                                          December 31,   ________________
                                              1999        1998      1999
                                         ____________   ________  ________
 Cash Flows from Operating Activities:
  Net loss                               $  (26,310)    $(10,803) $ (37,113)
  Adjustments to reconcile net
    loss  to net cash used by
    operating activities:
    Non-cash expense                          2,760       2,300       5,060
    Depreciation and amortization               336         274         610
    Change in assets and liabilities:
      Increase in accounts payable
       and accrued expenses                   2,637         244       2,881
                                         ____________   _________  _________
          Net Cash (Used) by
           Operating Activities             (20,577)     (7,985)    (28,562)
                                         ____________   _________  _________
 Cash Flows from Investing Activities:
   Payments for building and equipment         (699)     (3,178)     (3,877)
                                         ____________   _________  _________
          Net Cash (Used) by
           Investing Activities                (699)     (3,178)     (3,877)
                                         ____________   _________  _________
 Cash Flows from Financing Activities:
   Proceeds from common stock issuance            -      41,850      41,850
   Payments for stock offering costs              -      (5,681)     (5,681)
                                         ____________   _________  _________
          Net Cash Provided by
           Financing Activities                   -       36,169     36,169
                                         ____________   _________  _________
 Net Increase (Decrease) in Cash             (21,276)     25,006      3,730

 Cash at Beginning of Period                  25,006          -           -
                                         ____________   _________  _________
 Cash at End of Period                   $     3,730    $ 25,006   $  3,730
                                         ____________   _________  _________

 Supplemental Disclosures of
  Cash Flow Information:
   Cash paid during the period for:
    Interest                             $        -     $      -   $      -
    Income taxes                         $        -     $      -   $      -

 Supplemental Schedule of Noncash
  Investing and Financing Activities:
   For the year ended December 31, 1999:
     An officer/shareholder is allowing the Company to use his property for a greenhouse and to grow crops rent-free. The value of the rent-free use of the property was estimated at $2,760 for 1999 and was accounted for as a contribution to capital.

   For the period ended December 31, 1998:
     An officer/shareholder is allowing the Company to use his property for a greenhouse and to grow crops rent-free. The value of the rent-free use of the property was estimated at $2,300 for 1998 and was accounted for as a contribution to capital.


 The accompanying notes are an integral part of these financial statements.

                   GOURMET HERB GROWERS, INC.

                  NOTES TO FINANCIAL STATEMENTS

  NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization - Gourmet Herb Growers, Inc. (the Company) was organized under the laws of the State of Nevada on January 22, 1998. The Company is growing gourmet herbs and vegetables for restaurants and delicatessens. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

    Organization   Costs   -  During  1998,  the   Company   expensed
    organization costs of $1,000, which reflect amounts expended to organize the Company, in accordance with Statement of Position 98-5.

    Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the periods presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earning Per Share" [See
    Note 6].

    Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

    Property, Plant and Equipment - Property, plant and equipment is stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes using the straight-line method over the estimated useful lives of the assets, which range from five to ten years.

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

    Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities." and SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections" were recently issued. SFAS No. 132, 133, 134 and 135 have no current applicability to the Company or their effect on the financial statements would not have been significant.

    Revenue Recognition - The Company recognizes revenue upon delivery of the product. Direct costs including fertilizer, chemicals, seeds and soil are charged to cost of goods sold. Indirect costs are included in general and administrative.

                     GOURMET HERB GROWERS, INC.

                    NOTES TO FINANCIAL STATEMENTS

  NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following at December 31, 1999:

                                                 December 31,
                                                     1999
                                                ____________
           Greenhouse and equipment             $     3,877

           Less accumulated depreciation              (610)
                                                ____________
                                                $     3,267
                                                ____________

    Depreciation expense for the periods ended December 31, 1999 and 1998 amounted to $336 and $274, respectively.

  NOTE 3 - CAPITAL STOCK AND WARRANTS

    Common  Stock  -  During  January 1998, in  connection  with  its organization, the Company issued 1,450,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $4,350 (or $.003 per share).

    During April and May 1998 the Company issued 150,000 shares of its previously authorized, but unissued common stock in a public offering. Total proceeds from the sale of stock amounted to $37,500 (or $.25 per share). Offering costs of $5,681 were offset to additional paid in capital.

    Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at December 31, 1999.

    Common Stock Warrants Offering -. During 1999 the Company declared a dividend of 800,000 warrants to purchase common stock ("the warrants") to shareholders of record as of November 5, 1999. The Company filed a registration statement with the United States Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933 to register the shares of common stock underlying the warrants. Each warrant allows the holder to acquire one share of common stock at $1.25 per share. The warrants are exercisable at any time until June 30, 2002. The Company may redeem all or a portion of the warrants, at $.01 per warrant, at any time upon 30 days' prior written notice to the warrant holders.

                     GOURMET HERB GROWERS, INC.

                    NOTES TO FINANCIAL STATEMENTS

  NOTE 4 - INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 1999, the Company has available unused operating loss carryforwards of approximately $31,500, which may be applied against future taxable income and which expire in 2018 and 2019.

    The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $10,700 as of December 31, 1999, with an offsetting valuation allowance at December 31, 1999 of the same amount. The change in the valuation allowance for 1999 is approximately $8,200.

  NOTE 5 - RELATED PARTY TRANSACTIONS

    Management Compensation - During the year and period ended December 31, 1999 and 1998 the Company paid $6,000 and $5,019, respectively, in salary to the Company's president.

    Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

    Greenhouse and Property - During the period ended December 31, 1998 the Company built a greenhouse on the property of an officer/shareholder of the Company. The officer/shareholder is allowing the Company to use his property at no expense to the Company. However, the Company is recording rent expense of $230 per month for the rent-free use of the property with an offsetting capital contribution entry to capital in excess of par value of the same amount. Rent expense for the year and period ended December 31, 1999 and 1998 was $2,760 and $2,300, respectively.

    Sales - During the year and period ended December 31, 1999 and 1998 the Company sold $2,070 (approximately 24% of total sales) and $3,475 (approximately 62% of total sales) of the Company's product to a restaurant owned by the Company's president.

    Operating Expenses - For the year ended December 31, 1999, the president was reimbursed $480 for automobile expenses related to delivery of products to customers and $800 for utilities expense related to operation of the greenhouse.

                     GOURMET HERB GROWERS, INC.

                    NOTES TO FINANCIAL STATEMENTS

  NOTE 6 - LOSS PER SHARE

    The following data show the amounts used in computing loss per share for the periods presented:

                                                       From Inception
                                                       on January 22,
                                         For the        1998 Through
                                        Year Ended      December 31,
                                       December 31,  ____________________
                                           1999        1998      1999
                                       ____________  _________ __________
    Loss from continuing operations
      available to common shareholders
       (numerator)                     $  (26,310)  $ (10,803) $ (37,113)
                                       ____________  _________ __________
    Weighted average number of
      common shares outstanding
      used in loss per share for the
      period (denominator)              1,600,000    1,556,706  1,579,025
                                       ____________  _________ __________

    Dilutive earnings (loss) per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted earnings (loss) per share.

    At December 31, 1999 the Company had 800,000 outstanding warrants which were not used in the computation of loss per share because their effect would be anti-dilutive.

  NOTE 7 - GOING CONCERN

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

  NOTE 8 - SUBSEQUENT EVENTS

    Subsequent to December 31, 1999 a shareholder of the Company loaned the Company $1,000.