Form 10QSB
period 2000-03-31
GOURMET HERB GROWERS INC
filed 2000-05-15
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2000

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

The number of $.001 par value common shares outstanding at March 31, 2000:
1,600,000

                   GOURMET HERB GROWERS, INC.

            UNAUDITED CONDENSED FINANCIAL STATEMENTS

                         MARCH 31, 2000

                   GOURMET HERB GROWERS, INC.




                            CONTENTS

                                                           PAGE

        Accountants' Review Report                            1


        Unaudited Condensed Balance Sheets,
           March 31, 2000 and December 31, 1999               2


        Unaudited Condensed Statements of Operations,
           for the three months ended March 31, 2000 and
           1999 and from inception on January 22, 1998
           through March 31, 2000                             3


        Unaudited Condensed Statements of Cash Flows,
           for the year ended March 31, 2000 and 1999
           and from inception on January 22, 1998
           through March 31, 2000                             4


         Notes to Unaudited Condensed Financial Statements    5 - 8

                   ACCOUNTANTS' REVIEW REPORT



Board of Directors
GOURMET HERB GROWERS, INC.
Salt Lake City, Utah

We have reviewed the accompanying condensed balance sheet of Gourmet Herb Growers, Inc. as of March 31, 2000 and the related condensed statements of operations and cash flows for the three months ended March 31, 2000 and for the period from inception on January 22, 1998 through March 31, 2000. All information included in these financial statements is the representation of management of Gourmet Herb Growers, Inc..

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based   on   our  review,  we  are  not  aware  of  any  material
modifications that should be made to the condensed financial statements reviewed by us, in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Gourmet Herb Growers, Inc. will continue as a going concern. As discussed in Note 7 to the financial statements, Gourmet Herb Growers, Inc. has current liabilities in excess of current assets, has incurred losses since its inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

May 7, 2000
Salt Lake City, Utah

                   GOURMET HERB GROWERS, INC.

                    CONDENSED BALANCE SHEETS

          [Unaudited - See Accountants' Review Report]


                             ASSETS


                                          March 31,   December 31,
                                             2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                           $      806   $     3,730
                                         ___________  ___________
        Total Current Assets                    806         3,730

PROPERTY, PLANT AND EQUIPMENT, Net            3,153         3,267
                                         ___________  ___________
                                         $    3,959   $     6,997
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable and accrued expenses  $      889   $     2,881
  Accounts payable - related parties            867             -
  Advances from related parties               2,000             -
                                         ___________  ___________
        Total Current Liabilities             3,756         2,881
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding               -             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,600,000 shares issued and
   outstanding                                1,600         1,600
  Capital in excess of par value             39,629        39,629
  Deficit accumulated during the
    development stage                       (41,026)      (37,113)
                                         ___________  ___________
        Total Stockholders' Equity              203         4,116
                                         ___________  ___________
                                         $    3,959   $     6,997
                                         ___________  ___________

 Note: The balance sheet at December 31, 1999 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                   GOURMET HERB GROWERS, INC.

               CONDENSED STATEMENTS OF OPERATIONS

          [Unaudited - See Accountants' Review Report]


                                  For the Three      From Inception
                                   Months Ended      on January 22,
                                    March 31,         1998 Through
                              ______________________ December 31,
                                 2000       1999          2000
                              __________  _________  ___________

REVENUE , Net                 $   1,148   $    120   $    15,368

COST OF SALES                       292        623         3,259
                              __________  _________  ___________
GROSS PROFIT                        856       (503)       12,109
                              __________  _________  ___________
EXPENSES:
 General and administrative       4,769       3,627       53,135
                              __________  _________  ___________
LOSS BEFORE INCOME TAXES         (3,913)     (4,130)     (41,026)

CURRENT TAX EXPENSE                   -          -            -

DEFERRED TAX EXPENSE                  -          -            -
                              __________  _________  ___________

NET LOSS                      $  (3,913) $  (4,130)   $  (41,026)
                              __________  _________  ___________

LOSS PER COMMON SHARE         $    (.00) $    (.00)   $     (.03)
                              __________  _________  ___________


















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                   GOURMET HERB GROWERS, INC.

               CONDENSED STATEMENTS OF CASH FLOWS

          [Unaudited - See Accountants' Review Report]

                                     For the Three      From Inception
                                      Months Ended       on January 22,
                                       March 31,          1998 Through
                                   _____________________   December 31,
                                      2000        1999        2000
                                   __________  _________  ___________

Cash Flows From Operating
 Activities:
 Net loss                          $   (3,913) $  (4,130)    (41,026)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
   Non cash expense                         -        690       5,060
   Depreciation and amortization          114         70         724
   Changes in assets and liabilities:
      Increase (decrease) in accounts
       payable and accrued expenses    (1,992)       360         889
      Increase in accounts payable
       - related party                    867          -         867
                                   __________  _________  ___________
     Net Cash (Used) by Operating
      Activities:                      (4,924)    (3,050)     (33,486)
                                   __________  _________  ___________
Cash Flows From Investing
 Activities:
  Payments for building and
   equipment                               -          -       (3,877)
                                   __________  _________  ___________
     Net Cash (Used) by Investing
      Activities:                          -           -       (3,877)
                                   __________  _________  ___________

Cash Flows From Financing
 Activities:
  Proceeds from common stock
   issuance                                 -          -     (41,850)
 Proceeds from advances from
   shareholders                         2,000          -       2,000
 Payments for stock offering costs          -          -      (5,681)
                                   __________  _________  ___________
     Net Cash Provided by Financing
      Activities                        2,000          -       38,169
                                   __________  _________  ___________
Net Increase (Decrease) in Cash        (2,924)    (3,010)         806

Cash at Beginning of Period             3,730     25,006           -
                                   __________  _________  ___________
Cash at End of Period             $       806  $  21,996   $      806
                                   __________  _________  ___________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                       $         -   $      -   $        -
   Income taxes                   $         -   $      -   $        -

Supplemental Schedule of Noncash Investing and Financing
 Activities:
  For the three months ended March 31, 2000:
    None.

  For the three months ended March 31, 1999:
    An officer/shareholder is allowing the Company to use his property for a greenhouse and to grow crops rent-free. The value for the rent-free use of the property was estimated at $690 for the three months ended March 31, 1999 and was accounted for as a contribution to capital.





 The accompanying notes are an integral part of these unaudited condensed financial statements.

                   GOURMET HERB GROWERS, INC.

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

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

                   GOURMET HERB GROWERS, INC.

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consisted of the following at March 31, 2000 and December 31, 1999:

                                      March 31,    December 31,
                                         2000            1999
                                   ____________    ____________
         Greenhouse and equipment      $  3,877       $   3,877

         Less accumulated depreciation    (724)           (610)
                                   ____________    ____________
                                       $  3,153       $   3,267
                                   ____________    ____________

  Depreciation expense for the periods ended March 31, 2000 and 1999 amounted to $114 and $70, respectively.

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

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at March 31, 2000.

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

                   GOURMET HERB GROWERS, INC.

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2000, the Company has available unused operating loss carryforwards of approximately $35,000, which may be applied against future taxable income and which expire in 2019 and 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $13,000 as of March 31, 2000, with an offsetting valuation allowance at March 31, 2000 of the same amount. The change in the valuation allowance for the three months ended March 31, 2000 is approximately $2,000.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the three months ended March 31, 2000, the Company paid or accrued $750 in salary and $825 in rent to the Company's president. During the three months ended March 31, 1999, the Company paid $1,000 in salary to the Company's president.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Greenhouse and Property - During the period ended December 31, 1998 the Company built a greenhouse on the property of an officer/shareholder of the Company. From inception to December 31, 1999, the Company recorded rent expense of $230 per month for the rent-free use of the property with an offsetting capital contribution entry to capital in excess of par value of the same amount. Beginning January 1, 2000 the Company is paying $275 rent per month to the Company's president. Rent expense for the three months ended March 31, 2000 was $825. Rent expense recorded for the three months ended March 31, 1999 was $690.

  Sales - During the three months ended March 31, 2000 and 1999 the Company sold $300 (approximately 26% of total sales) and $120 (approximately 63% of total sales) of the Company's product to a restaurant owned by the Company's president.

                   GOURMET HERB GROWERS, INC.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                                      From Inception
                                     For the Three     on January 22,
                                      Months Ended      1998 Through
                                       March 31,         March 31,
                                 __________  __________  ___________
                                     2000       1999        2000
                                 __________  __________  ___________
    Loss from continuing
      operations available
      to common shareholders
      (numerator)                $  (3,913)  $ (4,130) $  (41,026)
                                 __________  __________  ___________

    Weighted average number
      of common shares
      outstanding used in
      loss per share for the
      period (denominator)       1,600,000   1,600,000    1,599,963
                                 __________  __________  ___________

  Dilutive earnings (loss) per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted earnings (loss) per share.

  At March 31, 2000 the Company had 800,000 outstanding warrants which were not used in the computation of loss per share because their effect would be anti-dilutive.

NOTE 7 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 8 - SUBSEQUENT EVENTS

  Subsequent to March 31, 2000 a shareholder of the Company advanced the Company $400.

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.


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

     In July, 1999, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register the distribution and exercise of warrants. This registration statement was declared effective on November 5, 1999. At that time the Company became subject to the information requirements of the Securities Exchange Act of 1934. Accordingly, the Company files annual and quarterly reports and other information with the Commission. No securities have yet been sold pursuant to this offering.

PLAN OF OPERATIONS.

     Management's plan of operation for the next twelve months is to continue using existing capital and any funds from exercise of warrants to provide general working capital during the next twelve months.

     Gourmet Herb Growers commenced planned principal operations and began to generate revenues from sales of its produce during the first year of operations in amounts sufficient to generate a gross profit, so it is not still considered a development stage company for accounting and financial reporting purposes. Gross profit of $4,090 was generated for the year ended December 31, 1998, $7,163 for the year ended December 31, 1999, and $856 for the three months ended March 31, 2000. However, revenues have not yet been generated in sufficient amounts to offset operating costs. Operating activities have not provided any net cash flows to date, but used net cash of $7,985 during the year ended December 31, 1998, $20,577 during the year ended December 31, 1999, and 4,924 during the three months ended March 31, 2000. General and administrative expenses were $14,893 for the year ended December 31, 1998, resulting in a net loss of $10,893; $33,473 for the year ended December 31, 1999, resulting in a net loss of $26,310, and $4,769 for the three months ended March 31, 2000, resulting in a net loss of $3,913. Management's plan of operation for the next twelve months is to continue using existing capital and any funds received from exercise of warrants to provide general working capital during the next twelve months. Capital commitments consist principally of rent for the use of the ground and management compensation, both totaling $525 per month throughout the year, and the costs of seed, fertilizer, equipment, etc. during the growing season. Management believes existing funds will be sufficient to sustain Gourmet Herb Growers for at least another year or growing season, during which time management hopes to increase production and generate sufficient revenues to operate profitably, and internally generate sufficient cash flows to fund operations on an ongoing basis, but this is not assured. At this time, we do not know how long it will be necessary to fund operations from existing capital.

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


                              GOURMET HERB GROWERS, INC.



Date:  May 12, 2000                by:   /s/ Rino Di Meo
                                   Rino Di Meo, President & Director