Form 10QSB
period 2000-06-30
GOURMET HERB GROWERS INC
filed 2000-08-15
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2000

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

The number of $.001 par value common shares outstanding at June 30, 2000:
1,600,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                   GOURMET HERB GROWERS, INC.

            UNAUDITED CONDENSED FINANCIAL STATEMENTS

                          JUNE 30, 2000

                   GOURMET HERB GROWERS, INC.




                            CONTENTS

                                                          PAGE

         Accountants' Review Report                        1


         Unaudited Condensed Balance Sheets,
          June 30, 2000 and December 31, 1999              2


         Unaudited Condensed Statements of Operations,
          for the three and six months ended June 30,
          2000 and 1999 and from inception on January 22,
          1998 through June 30, 2000                       3


         Unaudited Condensed Statements of Cash Flows,
          for the six months ended June 30, 2000 and
          1999 and from inception on January 22, 1998
          through June 30, 2000                            4


         Notes to Unaudited Condensed Financial
          Statements                                   5 - 8

                   ACCOUNTANTS' REVIEW REPORT



Board of Directors
GOURMET HERB GROWERS, INC.
Salt Lake City, Utah

We have reviewed the accompanying condensed balance sheet of Gourmet Herb Growers, Inc. as of June 30, 2000 and the related condensed statements of operations for the three and six months ended June 30, 2000 and the statements of cash flows for the six months ended June 30, 2000 and for the period from inception on January 22, 1998 through June 30, 2000. All information included in these financial statements is the representation of management of Gourmet Herb Growers, Inc..

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


/s/PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

August 10, 2000
Salt Lake City, Utah

                   GOURMET HERB GROWERS, INC.

                    CONDENSED BALANCE SHEETS

          [Unaudited - See Accountants' Review Report]


                             ASSETS


                                           June 30,   December 31,
                                             2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                             $   1,077   $    3,730
                                         ___________  ___________
        Total Current Assets                   1,077        3,730

PROPERTY, PLANT AND EQUIPMENT, Net             3,039        3,267
                                         ___________  ___________
                                           $   4,116   $    6,997
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable and accrued expenses $ 1,554 $ 2,881 Accounts payable and accrued expenses
  - related parties                            1,350            -
  Advances from related parties                5,400            -
                                         ___________  ___________
        Total Current Liabilities              8,304        2,881
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,600,000 shares issued and
   outstanding                                 1,600        1,600
  Capital in excess of par value              39,629       39,629
  Deficit accumulated during the
    development stage                       (45,417)     (37,113)
                                         ___________  ___________
        Total Stockholders' Equity           (4,188)        4,116
                                         ___________  ___________
                                           $   4,116   $    6,997
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

                   GOURMET HERB GROWERS, INC.

               CONDENSED STATEMENTS OF OPERATIONS

          [Unaudited - See Accountants' Review Report]


                             For the         For the
                           Three Month      Six Month      From Inception
                           Period Ended    Period Ended     on January 22,
                             June 30,        June 30,       1998, Through
                     ___________________  _________________    June 30,
                       2000      1999       2000    1999          2000
                     _________ _________  ________ ________  ___________

REVENUE              $   1,818 $   1,245  $  2,966 $  1,365  $    17,186

COST OF SALES              273       456       565    1,079        3,532
                     _________ _________  ________ ________  ___________
GROSS PROFIT (LOSS)      1,545       789     2,401      286       13,654

EXPENSES:
  General and
   administrative        5,936     3,981    10,705    7,148       59,071
                     _________ _________  ________ ________  ___________

LOSS BEFORE INCOME
  TAXES                 (4,391)   (3,192)   (8,304)  (6,862)     (45,417)

CURRENT TAX EXPENSE          -         -         -        -            -

DEFERRED TAX EXPENSE         -         -         -        -            -
                     _________ _________  ________ ________  ___________

NET LOSS             $  (4,391)$  (3,192) $ (8,304)$ (6,862) $   (45,417)
                     _________ _________  ________ ________  ___________

LOSS PER COMMON
  SHARE              $    (.00)$    (.00) $   (.01)$   (.00) $      (.03)
                     _________ _________  ________ ________  ___________













 The accompanying notes are an integral part of these unaudited condensed financial statements.

                   GOURMET HERB GROWERS, INC.

               CONDENSED STATEMENTS OF CASH FLOWS

          [Unaudited - See Accountants' Review Report]

                                                     From Inception
                                  For the Six        on January 22,
                                  Months Ended        1998 Through
                                    June 30,            June 30,
                           _______________________  __________________
                               2000      1999             2000
                           __________  ___________  __________________
Cash Flows From Operating
 Activities:
  Net loss                 $   (8,304) $    (6,862) $          (45,417)
 Adjustments to reconcile
   net loss to net cash
   used by operating
   activities:
   Non cash expense                 -        1,380               5,060
   Depreciation and
    amortization                  228          149                 838
   Changes in assets and
    liabilities:
      Increase (decrease)
       in accounts payable
       and accrued expenses    (1,327)         437               1,554
      Increase in accounts
       payable - related
       party                    1,350            -               1,350
                           __________  ___________  __________________
     Net Cash (Used) by
      Operating Activities     (8,053)      (4,896)            (36,615)
                           __________  ___________  __________________
Cash Flows From Investing
 Activities:
  Payments for building and
   equipment                        -            -              (3,877)
                           __________  ___________  __________________
     Net Cash (Used) by
      Investing  Activities         -            -              (3,877)
                           __________  ___________  __________________

Cash Flows From Financing
 Activities:
 Proceeds from common
  stock issuance                    -            -              41,850
 Proceeds from advances
  from shareholders             5,400            -               5,400
 Payments for stock
  offering costs                    -            -              (5,681)
                           __________  ___________  __________________
     Net Cash Provided by
      Financing Activities      5,400            -              41,569
                           __________  ___________  __________________
Net Increase (Decrease)
 in Cash                       (2,653)      (4,896)              1,077

Cash at Beginning of Period     3,730       25,006                   -
                           __________  ___________  __________________
Cash at End of Period      $    1,077  $    20,110  $            1,077
                           __________  ___________  __________________
Supplemental Disclosures of
 Cash Flow Information:

 Cash paid during the period for:
   Interest                $        -  $         -  $                -
   Income taxes            $        -  $         -  $                -

Supplemental Schedule of Noncash Investing and Financing
Activities:
 For the six months ended June 30, 2000:
   None.

 For the six months ended June 30, 1999:
   An officer/shareholder is allowing the Company to use his property for a greenhouse and to grow crops
   rent-free.   The value for the rent-free use of the property  was
   estimated at $1,380 for the six months ended June 30, 1999 and was accounted for as a contribution to capital.




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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the periods presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earning Per Share" [See
  Note 6].

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of six months or less to be cash equivalents.

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

                   GOURMET HERB GROWERS, INC.

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consisted of the following at June
  30, 2000            and December 31, 1999:

                                       June 30,    December 31,
                                         2000            1999
                                   ____________    ____________
         Greenhouse and equipment      $  3,877       $   3,877

         Less accumulated depreciation    (838)           (610)
                                   ____________    ____________
                                       $  3,039       $   3,267
                                   ____________    ____________

  Depreciation expense for the periods ended June 30, 2000 and 1999 amounted to $228 and $149, respectively.

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

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at June 30, 2000.

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

                   GOURMET HERB GROWERS, INC.

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2000, the Company has available unused operating loss carryforwards of approximately $45,000, which may be applied against future taxable income and which expire in 2019 and 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $16,500 as of June 30, 2000, with an offsetting valuation allowance at June 30, 2000 of the same amount. The change in the valuation allowance for the six months ended June 30, 2000 is approximately $5,500.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management  Compensation - During the six months ended  June  30,
  2000, the Company paid $1,500 in salary to the Company's president. During the six months ended June 30, 1999, the Company paid $1,000 in salary to the Company's president.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Greenhouse and Property - During the period ended December 31, 1998 the Company built a greenhouse on the property of an officer/shareholder of the Company. From inception to December 31, 1999, the Company recorded rent expense of $230 per month for the rent-free use of the property with an offsetting capital contribution entry to capital in excess of par value of the same amount. Beginning January 1, 2000 the Company is paying $275 rent per month to the Company's president. Rent expense for the six months ended June 30, 2000 was $1,650. At June 30, 2000 the Company owed the President $850 in past rent and $500 for expenses paid on behalf of the Company. Rent expense recorded for the six months ended June 30, 1999 was $1,380.

  Sales - During the six months ended June 30, 2000 and 1999 the Company sold $791 (approximately 27% of total sales) and $1,021 (approximately 75% of total sales) of the Company's product to a restaurant owned by the Company's president.

  Advances  -  During  the  six  months  ended  June  30,  2000   a
  shareholder of the Company advanced the Company $5,400. The advances are non-interest bearing and payable on demand.

                   GOURMET HERB GROWERS, INC.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                             For the         For the
                           Three Month      Six Month      From Inception
                           Period Ended    Period Ended     on January 22,
                             June 30,        June 30,       1998, Through
                     ___________________  _________________    June 30,
                       2000      1999       2000     1999          2000
                     _________ _________ _________ _________ ___________

    Loss from continuing
      operations available
      to common
      shareholders
      (numerator)    $  (4,391)$  (3,192) $ (8,304)$  (6,862)$   (45,417)
                     _________ _________ _________ _________ ___________
    Weighted average
      number of
      common shares
      outstanding
      used in loss
      per share for
      the period
     (denominator)   1,600,000 1,600,000 1,600,000 1,600,000   1,583,315
                     _________ _________ _________ _________ ___________

  Dilutive earnings (loss) per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted earnings (loss) per share.

  At June 30, 2000 the Company had 800,000 outstanding warrants which were not used in the computation of loss per share because their effect would be anti-dilutive.

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

     Gourmet Herb Growers commenced planned principal operations and began to generate revenues from sales of its produce during the first year of operations in amounts sufficient to generate a gross profit, so it is not still considered a development stage company for accounting and financial reporting purposes. Gross profit of $4,090 was generated for the year ended December 31, 1998, $7,163 for the year ended December 31, 1999, and $2,401 for the six months ended June 30, 2000. However, revenues have not yet been generated in sufficient amounts to offset operating costs. Operating activities have not provided any net cash flows to date, but used net cash of $7,985 during the year ended December 31, 1998, $20,577 during the year ended December 31, 1999, and 8,503 during the six months ended June 30, 2000. General and administrative expenses were $14,893 for the year ended December 31, 1998, resulting in a net loss of $10,893; $33,473 for the year ended December 31, 1999, resulting in a net loss of $26,310, and $10,705 for the six months ended June 30, 2000, resulting in a net loss of $8,304. Management's plan of operation for the next twelve months is to continue using existing capital and any funds received from exercise of warrants to provide general working capital during the next twelve months. Capital commitments consist principally of rent for the use of the ground and management compensation, both totaling $525 per month throughout the year, and the costs of seed, fertilizer, equipment, etc. during the growing season. Management believes existing funds will be sufficient to sustain Gourmet Herb Growers for at least another year or growing season, during which time management hopes to increase production and generate sufficient revenues to operate profitably, and internally generate sufficient cash flows to fund operations on an ongoing basis, but this is not assured. At this time, we do not know how long it will be necessary to fund operations from existing capital.

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


                              GOURMET HERB GROWERS, INC.



Date:  August 14, 2000             by:   /s/ Rino Di Meo
                                   Rino Di Meo, President & Director