Form 10QSB
period 2000-09-30
GOURMET HERB GROWERS INC
filed 2000-11-15
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2000

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such report(s)                  YES [X]  NO [  ]

and (2) has been subject to such filing requirements for the past 90 days.
                                                 YES [X]  NO [  ]

The number of $.001 par value common shares outstanding at September 30, 2000:
1,600,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                   GOURMET HERB GROWERS, INC.

            UNAUDITED CONDENSED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000

                   GOURMET HERB GROWERS, INC.




                            CONTENTS

                                                          PAGE

          Unaudited Condensed Balance Sheets,
            September 30, 2000 and December 31, 1999        2


          Unaudited Condensed Statements of Operations,
            for the three and nine months ended
            September 30, 2000 and 1999 and from
            inception on January 22, 1998 through
            September 30, 2000                              3


          Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2000
            and 1999 and from inception on January 22,
            1998 through September 30, 2000                 4


          Notes to Unaudited Condensed Financial
            Statements                                  5 - 8

                   GOURMET HERB GROWERS, INC.

                    CONDENSED BALANCE SHEETS

                           [Unaudited]


                             ASSETS


                                        September 30, December 31,
                                             2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                             $     144   $    3,730
                                         ___________  ___________
        Total Current Assets                                3,730

PROPERTY, PLANT AND EQUIPMENT, Net             2,832        3,267
                                         ___________  ___________
                                           $   2,976   $    6,997
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable and accrued expenses    $       -   $    2,881
  Advances from related parties                5,600            -
                                         ___________  ___________
        Total Current Liabilities              5,600        2,881
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,600,000 shares issued and
   outstanding                                 1,600        1,600
  Capital in excess of par value              39,629       39,629
  Deficit accumulated during the
    development stage                        (43,853)     (37,113)
                                         ___________  ___________
        Total Stockholders' Equity            (2,624)       4,116
                                         ___________  ___________
                                           $   2,976   $    6,997
                                         ___________  ___________


Note: The balance sheet at December 31, 1999 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                   GOURMET HERB GROWERS, INC.

               CONDENSED STATEMENTS OF OPERATIONS

                           [Unaudited]


                        For the           For the
                      Three Month        Nine Month     From Inception
                     Period Ended       Period Ended    on January 22,
                     September 30,      September 30,   1998, Through
                 ___________________  _________________  September 30,
                     2000    1999       2000     1999        2000
                 _________ _________  ________ ________  ___________

REVENUE          $   7,449 $   4,359  $ 10,415 $  5,604  $    24,635

COST OF SALES          322       201       887    1,280        3,854
                 _________ _________  ________ ________  ___________
GROSS PROFIT
 (LOSS)              7,127     4,158     9,528    4,324       20,781

EXPENSES:
  General and
   administrative    5,563    10,792    16,268   17,820       64,634
                 _________ _________  ________ ________  ___________
INCOME (LOSS)
 BEFORE INCOME
 TAXES               1,564    (6,634)   (6,740) (13,496)     (43,853)

CURRENT TAX
 EXPENSE                 -         -         -        -            -

DEFERRED TAX
 EXPENSE                 -         -         -        -            -
                 _________ _________  ________ ________  ___________

NET LOSS         $   1,564 $  (6,634) $ (6,740)$(13,496) $   (43,853)
                 _________ _________  ________ ________  ___________
INCOME (LOSS) PER
 COMMON SHARE    $     .00 $    (.00) $   (.00)$   (.01) $      (.03)
                 _________ _________  ________ ________  ___________















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                   GOURMET HERB GROWERS, INC.

               CONDENSED STATEMENTS OF CASH FLOWS

                           [Unaudited]

                                                     From Inception
                                  For the Nine       on January 22,
                                  Months Ended        1998 Through
                                 September 30,       September 30,
                           ______________________  _________________
                               2000      1999             2000
                           __________ ___________  _________________
Cash Flows From Operating
 Activities:
  Net income (loss)        $   (6,740)$   (13,496) $         (43,853)
 Adjustments to reconcile
   net loss to net cash
   used by operating
   activities:
    Non cash expense                -       2,070              5,060
   Depreciation and
    amortization                  435         229              1,045
   Changes in assets and
    liabilities:
    (Decrease) in accounts
      payable                  (2,684)        (11)                 -
    (Decrease) in accrued
      expenses                   (197)          -                  -
                           __________ ___________  _________________
     Net Cash (Used) by
      Operating Activities     (9,186)    (11,208)           (37,748)
                           __________ ___________  _________________
Cash Flows From Investing
 Activities:
 Payments for building
  and equipment                     -           -             (3,877)
                           __________ ___________  _________________
     Net Cash (Used) by
      Investing  Activities         -           -             (3,877)
                           __________ ___________  _________________

Cash Flows From Financing
 Activities:
  Proceeds from common
   stock issuance                   -           -             41,850
  Proceeds from advances
   from shareholders            5,600           -              5,600
  Payments for stock
   offering costs                   -           -             (5,681)
                           __________ ___________  _________________
     Net Cash Provided by
      Financing Activities      5,600           -             41,769
                           __________ ___________  _________________
Net Increase (Decrease) in
 Cash                          (3,586)    (11,208)               144

Cash at Beginning of Period     3,730      25,006                  -
                           __________ ___________  _________________
Cash at End of Period      $      144 $    13,798  $             144
                           __________ ___________  _________________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                $        - $         -  $               -
   Income taxes            $        - $         -  $               -

Supplemental Schedule of Noncash Investing and Financing
Activities:
 For the nine months ended September 30, 2000:
   None.

 For the nine months ended September 30, 1999:
   An  officer/shareholder allowed the Company to use  his  property
   rent-free.   The  value of the rental for the nine  month  period
   was $2,070.  This was accounted for as contributed capital.








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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the periods presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earning Per Share" [See
  Note 6].

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of nine months or less to be cash equivalents.

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

                   GOURMET HERB GROWERS, INC.

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consisted of the following at September 30, 2000 and December 31, 1999:

                                    September 30,  December 31,
                                         2000            1999
                                   ____________    ____________
         Greenhouse and equipment      $  3,877       $   3,877

         Less accumulated
          depreciation                   (1,045)           (610)
                                   ____________    ____________
                                       $  2,832       $   3,267
                                   ____________    ____________

  Depreciation expense for the periods ended September 30, 2000 and 1999 amounted to $435 and $229, respectively.

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

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at September 30, 2000.

  Common Stock Warrants Offering -. During 1999 the Company declared a dividend of 800,000 warrants to purchase common stock ("the warrants") to shareholders of record as of November 5, 1999. The Company filed a registration statement with the United States Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933 to register the shares of common stock underlying the warrants. Each warrant allows the holder to acquire one share of common stock at $1.25 per share. The warrants are exercisable at any time until September 30, 2002. The Company may redeem all or a portion of the warrants, at $.01 per warrant, at any time upon 30 days' prior written notice to the warrant holders.

                   GOURMET HERB GROWERS, INC.

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2000, the Company has available unused operating loss carryforwards of approximately $43,800, which may be applied against future taxable income and which expire in 2019 and 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $14,900 as of September 30, 2000, with an offsetting valuation allowance at September 30, 2000 of the same amount. The change in the valuation allowance for the nine months ended September 30, 2000 is approximately $2,300.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the nine months ended September 30, 2000, the Company paid $3,362 in salary to the Company's president. During the nine months ended September 30, 1999, the Company paid $4,100 in salary to the Company's president.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Greenhouse and Property - During the period ended December 31, 1998 the Company built a greenhouse on the property of an officer/shareholder of the Company. From inception to December 31, 1999, the Company recorded rent expense of $230 per month for the rent-free use of the property with an offsetting capital contribution entry to capital in excess of par value of the same amount. Beginning January 1, 2000 the Company is paying $275 rent per month to the Company's president. Rent expense for the nine months ended September 30, 2000 and 1999 was $2,475 and $2,070, respectively.

  Sales - During the nine months ended September 30, 2000 the Company sold $2,070 (approximately 20% of total sales) of the Company's product to a restaurant owned by the Company's president.

  Advances  -  During the nine months ended September  30,  2000  a
  shareholder  of  the  Company advanced the Company  $5,600.   The
  advances are non-interest bearing and payable on demand.

                   GOURMET HERB GROWERS, INC.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                        For the           For the
                      Three Month        Nine Month      From Inception
                     Period Ended       Period Ended     on January 22,
                     September 30,      September 30,    1998, Through
                 ___________________  __________________  September 30,
                    2000      1999       2000     1999        2000
                 _________ _________  _________ _________  ___________
    Income (loss)
    from continuing
    operations
    available to
    common
    shareholders
   (numerator)   $   1,564 $  (6,634) $  (6,740)$ (13,496) $   (43,853)
                 _________ _________  _________ _________  ___________
    Weighted
    average
    number of
    common
    shares
    outstanding
    used in
    loss per
    share for
    the period
   (denominator) 1,600,000 1,600,000  1,600,000 1,600,000    1,584,878
                 _________ _________  _________ _________  ___________

  Dilutive earnings (loss) per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted earnings (loss) per share.

  At September 30, 2000 the Company had 800,000 outstanding warrants which were not used in the computation of loss per share because their effect would be anti-dilutive.

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

     Gourmet Herb Growers commenced planned principal operations and began to generate revenues from sales of its produce during the first year of operations in amounts sufficient to generate a gross profit, so it is not still considered a development stage company for accounting and financial reporting purposes. Gross profit of $4,090 was generated for the year ended December 31, 1998, $7,163 for the year ended December 31, 1999, and $10,415 for the nine months ended September 30, 2000. However, revenues have not yet been generated in sufficient amounts to offset operating costs. Operating activities have not provided any net cash flows to date, but used net cash of $7,985 during the year ended December 31, 1998, $20,577 during the year ended December 31, 1999, and $9,186 during the nine months ended September 30, 2000. General and administrative expenses were $14,893 for the year ended December 31, 1998, resulting in a net loss of $10,893; $33,473 for the year ended December 31, 1999, resulting in a net loss of $26,310, and $16,286 for the nine months ended September 30, 2000, resulting in a net loss of $6,740. Management's plan of operation for the next twelve months is to continue using existing capital and any funds received from exercise of warrants to provide general working capital during the next twelve months. Capital commitments consist principally of rent for the use of the ground and management compensation, both totaling $525 per month throughout the year, and the costs of seed, fertilizer, equipment, etc. during the growing season. Management believes existing funds will be sufficient to sustain Gourmet Herb Growers for at least another year or growing season, during which time management hopes to increase production and generate sufficient revenues to operate profitably, and internally generate sufficient cash flows to fund operations on an ongoing basis, but this is not assured. At this time, we do not know how long it will be necessary to fund operations from existing capital.

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


                              GOURMET HERB GROWERS, INC.



Date:  November 15, 2000                by:   /s/ Rino Di Meo
                                   Rino Di Meo, President & Director