Form 10KSB
period 2000-12-31
GOURMET HERB GROWERS INC
filed 2001-04-02
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000    Commission File No. 333-83375

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

The Issuer's revenues for its most recent fiscal year.        $11,257

As of March 30, 2001, the aggregate market value of voting stock held by non-affiliates was approximately $75,000

The number of shares outstanding of the Issuer's common stock at December 31, 2000: 1,600,000

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

     Gourmet Herb Growers relies and will continue to rely heavily upon the president, Mr. Di Meo, for all operations, from planting to sales, in the operation of this business. Gourmet Herb Growers also relies and will continue to rely heavily upon the affiliated nature of its herb growing business with the restaurant owned by the president, to sell most of its produce. There is no assurance that it will be successful in this venture. Furthermore, during November 2000, the company's greenhouse was destroyed in a fire.

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

     Quarter Ended                 High                Low
     March 31, 1999                .50                 .50
     June 30, 1999                 .50                 .50
     September 30, 1999            .69                 .50
     December 31, 1999             .75                 .69

     March 31, 2000                (No quotations)
     June 30, 2000                 1.50                .50
     September 30, 2000            1.50                .50
     December 31, 2000             1.50                .50

     (B)  HOLDERS.

     As of March 30, 2001, there were about 43 record holders of the Company's Common Stock.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS.

     Gourmet Herb Growers commenced planned principal operations and began to generate revenues from sales of its produce during the first year of operations in amounts sufficient to generate a gross profit, so it is not still considered a development stage company for accounting and financial reporting purposes. However, revenues have not yet been generated in sufficient amounts to offset operating costs, resulting in a net loss each year since inception. Furthermore, during November 2000, the company's greenhouse was destroyed in a fire.

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

                         Term Served As   Positions
Name of DirectorAge      Director/Officer With Company
                         Since inception
Rino Di Meo55                             President, Secretary-
                                          Treasurer & Director

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

                      SUMMARY COMPENSATION TABLE
Name                                    Other
And                                     Annual    All Other
Principal                               Compen-   Compen-
Position       Year Salary($) Bonus($)  sation($) sation($)

Rino Di Meo    2000 3,332
CEO            1999 6,000
               1998 5,019

     Gourmet Herb Growers has no written employment agreement with nor key man life insurance on management. Management is entitled to reimbursement of any out of pocket expenses reasonably and actually incurred on behalf of Gourmet Herb Growers..

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

                      Title of  Amount & Nature of   % of
Name and Address       Class    Beneficial Ownership Class
                                  1,000,000 shares
Rino Di Meo            Common                        63%
2302 Parley's Way
SLC, UT 84109
                                    150,000 shares
Lynn Dixon             Common                         9%
311 S. State, #460
SLC, UT 84111
                                    150,000 shares
Melissa Epperson       Common                         9%
1533 S. 1220 W.
Woods Cross, UT 84087
                                    150,000 shares
Brenda White           Common                         9%
1359 N. General Dr.
SLC, UT 84116
                                  1,000,000 shares
All officers and       Common                        63%
directors as a group (1person)


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

     Gourmet Herb Growers relies and will continue to rely heavily upon its president for all operations, from planting to sales. Also, because of the affiliated nature of the herb growing with the restaurant owned by the president, Gourmet Herb Growers has and will continue to sell most of its produce to this restaurant. During 1998, the first year of operation, Gourmet

Herb Growers built a greenhouse on property owned by its president. The property is used by Gourmet Herb Growers for gardening and green housing, at no expense to it. Gourmet Herb Growers also uses the business address of the president as its mailing address at no expense. During 1998, Gourmet Herb Growers sold $3,475 (about 63% of total sales) of its production of herbs and vegetables to the restaurant owned by the president. During 1999 and 2000, Gourmet Herb Growers sold $2,070 (about 24% of total sales) of its production of herbs and vegetables in each of these years to the restaurant owned by the president.

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

     (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended December 31, 2000.

                              SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


GOURMET HERB GROWERS, INC.



By:   /s/ Rino Di Meo                      Date:   April 2, 2001
     Rino Di Meo, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:    /s/ Rino Di Meo                      Date:    April 2, 2001
     Rino Di Meo, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.

                        GOURMET HERB GROWERS, INC.

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2000

                        GOURMET HERB GROWERS, INC.




                                 CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                      1


        -  Balance Sheet, December 31, 2000                  2


        -  Statements of Operations, for the years ended
             December 31, 2000 and 1999 and from
             inception on January 22, 1998 through
             December 31, 2000                               3


        -  Statement of Stockholders' Equity, from
             inception on January 22, 1998 through
             December 31, 2000                               4


        -  Statements of Cash Flows, for the years ended
             December 31, 2000 and 1999 and from
             inception on January 22, 1998 through
             December 31, 2000                               5


        -  Notes to Financial Statements                 6 - 9

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
GOURMET HERB GROWERS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Gourmet Herb Growers, Inc. at December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and from inception on January 22, 1998 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Gourmet Herb Growers, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and from inception on January 22, 1998 through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.





PRITCHETT, SILER & HARDY, P.C.

February 23, 2001
Salt Lake City, Utah

                        GOURMET HERB GROWERS, INC.

                               BALANCE SHEET



                                  ASSETS


                                                      December 31,
                                                          2000
                                                      ___________
CURRENT ASSETS:
  Cash in bank                                        $       366
  Prepaid Expense                                              15
                                                      ___________
        Total Current Assets                                  381
                                                      ___________

PROPERTY AND EQUIPMENT, net                                   532
                                                      ___________
                                                      $       913
                                                      ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable-related party                      $     8,802
                                                      ___________
        Total Current Liabilities                           8,802
                                                      ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,600,000 shares issued and
   outstanding                                              1,600
  Capital in excess of par value                           39,629
  Deficit accumulated during the
   development stage                                      (49,118)
                                                      ___________
        Total Stockholders' Equity                         (7,889)
                                                      ___________
                                                      $       913
                                                      ___________





 The accompanying notes are an integral part of this financial statement.

                        GOURMET HERB GROWERS, INC.


                         STATEMENTS OF OPERATIONS




                                     For the         From Inception
                                    Year Ended        on January 22,
                                    December 31,      1998 Through
                               ______________________  December 31,
                                  2000        1999        2000
                               __________  __________  __________

REVENUE, net                   $   11,257  $    8,614  $   25,477

COST OF SALES                         906       1,451       3,873
                               __________  __________  __________
GROSS PROFIT                       10,351       7,163      21,604

EXPENSES:
  General and Administrative       20,046      33,473      68,412
                               __________  __________  __________

LOSS FROM OPERATIONS               (9,695)    (26,310)    (46,808)
                               __________  __________  __________

OTHER INCOME (EXPENSE):
  Loss on disposition of assets    (2,310)          -      (2,310)
                               __________  __________  __________
        Total Other Income
         (Expense)                 (2,310)          -      (2,310)
                               __________  __________  __________
LOSS BEFORE INCOME TAXES          (12,005)    (26,310)    (49,118)

CURRENT TAX EXPENSE                     -           -           -

DEFERRED TAX EXPENSE                    -           -           -
                               __________  __________  __________

NET LOSS                       $  (12,005) $  (26,310) $  (49,118)
                               __________  __________  __________

LOSS PER COMMON SHARE          $     (.01) $     (.02) $     (.03)
                               __________  __________  __________






The accompanying notes are an integral part of these financial statements.

                        GOURMET HERB GROWERS, INC.

                     STATEMENT OF STOCKHOLDERS' EQUITY

              FROM THE DATE OF INCEPTION ON JANUARY 22, 1998

                         THROUGH DECEMBER 31, 2000

                                                                    Deficit
                                                                  Accumulated
                     Preferred Stock    Common Stock   Capital in  During the
                    _________________ _________________ Excess of  Development
                     Shares   Amount   Shares   Amount  Par Value    Stage
                    ________ ________ _________ _______ _________ __________
BALANCE, January 22,
 1998                      - $      -         - $     - $       - $        -

Issuance of
 1,450,000 shares
 common stock for
 cash, January 22,
 1998 at $.003 per
 share                     -        - 1,450,000   1,450     2,900          -

Issuance of 150,000
 shares common stock
 for cash during
 April and May, 1998
 at $.25 per share,
 net of stock
 offering costs of
 $5,681                    -        -   150,000     150    31,669          -

Rent-free use of
 property from an
 officer accounted
 for as a
 contribution to
 capital                   -        -         -       -     2,300          -

Net loss for the
 period ended
 December 31, 1998         -        -         -       -         -    (10,803)
                    ________ ________ _________ _______ _________ __________

BALANCE,
 December 31, 1998         -        - 1,600,000   1,600    36,869
(10,803)

Rent-free use of
 property from
 an officer
 accounted for as
 a contribution
 to capital                -        -         -       -     2,760          -

Net loss for the
 year ended
 December 31, 1999         -        -         -       -         -    (26,310)
                    ________ ________ _________ _______ _________ __________
BALANCE,
 December 31, 1999         -        - 1,600,000   1,600    39,629    (37,113)

Net loss for the
 year ended
 December 31, 2000         -        -        -        -         -    (12,005)
                    ________ ________ _________ _______ _________ __________
BALANCE,
 December 31, 2000         - $      - 1,600,000 $ 1,600 $  39,629 $  (49,118)
                    ________ ________ _________ _______ _________ __________













 The accompanying notes are an integral part of this financial statement.

                        GOURMET HERB GROWERS, INC.

                         STATEMENTS OF CASH FLOWS

                                             For the         From Inception
                                            Year Ended        on January 22,
                                           December 31,      1998 Through
                                      ______________________  December 31,
                                         2000        1999        2000
                                      __________  __________  ___________
Cash Flows from Operating Activities:
  Net loss                            $  (12,005) $  (26,310) $   (49,118)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
     Loss on disposition of assets         2,310           -        2,310
     Non-cash expense                          -       2,760        5,060
     Depreciation and amortization           425         336        1,034
     Change in assets and liabilities:
      (Increase) in prepaid assets           (15)          -          (15)
      (Decrease) in accounts payable
        and accrued expenses              (2,881)      2,637            -
       Increase in accounts
         payable - related party           8,802           -        8,803
                                      __________  __________  ___________
           Net Cash (Used) by
            Operating Activities          (3,364)    (20,577)     (31,926)
                                      __________  __________  ___________
Cash Flows from Investing Activities:
  Payments for property and equipment          -        (699)      (3,877)
                                      __________  __________  ___________
           Net Cash (Used) by
            Investing Activities               -        (699)      (3,877)
                                      __________  __________  ___________
Cash Flows from Financing Activities:
  Proceeds from common stock issuance          -           -       41,850
  Payments for stock offering costs            -           -       (5,681)
                                      __________  __________  ___________
           Net Cash Provided by
            Financing Activities               -           -       36,169
                                      __________  __________  ___________
Net Increase (Decrease) in Cash           (3,364)    (21,276)         366

Cash at Beginning of Period                3,730      25,006            -
                                      __________  __________  ___________
Cash at End of Period                 $      366  $    3,730  $       366
                                      __________  __________  ___________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                          $        -  $        -  $         -
    Income taxes                      $        -  $        -  $         -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the year ended December 31, 2000:
    The Company lost their greenhouse to fire. Consequently, the greenhouse was written off for a loss of $2,310 for the year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for
  Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to
  Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Revenue Recognition - The Company recognizes revenue upon delivery of the product. Direct costs including fertilizer, chemicals, seeds and soil are charged to cost of goods sold. Indirect costs are included in general and administrative.

                        GOURMET HERB GROWERS, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following at December 31, 2000:

                                        December 31,
                                            2000
                                        ____________
         Equipment                      $        699

         Less accumulated depreciation          (167)
                                        ____________
                                        $        532
                                        ____________

  Depreciation expense for the year ended December 31, 2000 amounted to $425.

  During November 2000, the Company's Greenhouse was destroyed in a fire. Consequently, the Greenhouse was written-off for a loss of $2,310 for the year.

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

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at December 31, 2000.

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

                        GOURMET HERB GROWERS, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2000, the Company has available unused operating loss carryforwards of approximately $43,500, which may be applied against future taxable income and which expire in 2018 through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $14,800 as of December 31, 2000, with an offsetting valuation allowance at December 31, 2000 of the same amount. The change in the valuation allowance for 2000 is approximately $4,100.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the year and period ended December 31, 2000 and 1999 the Company paid $3,332 and $6,000, respectively, in salary to the Company's president.

  Office  Space  - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Greenhouse and Property - During the period ended December 31, 1998 the Company built a greenhouse on the property of an officer/shareholder of the Company. From inception to December 31, 1999, the Company recorded rent expense of $230 per month for the rent-free use of the property with an offsetting capital contribution entry to capital in excess of par value of the same amount. Beginning January 1, 2000 the Company is paying $275 in rent per month to the Company's president. Rent expense for the year ended December 31, 2000 was $2,951 of which $752 is still owed to the president and is recorded as a payable to him.

  Sales - During the years ended December 31, 2000 and 1999 the Company sold $2,070 (approximately 18% of total sales) and $2,070 (approximately 24% of total sales) of the Company's product to a restaurant owned by the Company's president.

  Operating Expenses - For the year ended December 31, 2000, the president was reimbursed $510 for automobile expenses related to delivery of products to customers and $840 for utilities expense related to operation of the greenhouse.

  Shareholder Advances - A shareholder of the Company has made advances totaling $8,050 to the Company to pay expenses of the Company. These are reflected as an accounts payable to related party in the financial statements.

                        GOURMET HERB GROWERS, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:


                                             For the         From Inception
                                            Year Ended        on January 22,
                                           December 31,      1998 Through
                                      ______________________  December 31,
                                         2000        1999        2000
                                      __________  __________  ___________
    Loss from continuing operations
     available to common shareholders
     (numerator)                      $  (12,005) $  (26,310) $   (49,118)
                                      __________  __________  ___________
    Weighted average number of
     common shares outstanding
     used in loss per share for the
     period (denominator)              1,600,000   1,600,000    1,586,173
                                      __________  __________  ___________

  Dilutive earnings (loss) per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted earnings (loss) per share.

  At December 31, 2000 the Company had 800,000 outstanding warrants which were not used in the computation of loss per share because their effect would be anti-dilutive.

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



9