Form 10QSB
period 2001-03-31
GOURMET HERB GROWERS INC
filed 2001-05-15
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2001

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

The number of $.001 par value common shares outstanding at March 31, 2001:
1,600,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2001

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                                 CONTENTS

                                                               PAGE

  -   Unaudited Condensed Balance Sheets,
        March 31, 2001 and December 31, 2000                      2


  -   Unaudited Condensed Statements of Operations,
        for the three months ended March 31, 2001 and
        2000 and from inception on January 22, 1998
        through March 31, 2001                                    3


  -   Unaudited Condensed Statements of Cash Flows,
        for the year ended March 31, 2001 and 2000 and from
        inception on January 22, 1998 through March 31, 2001      4


  -   Notes to Unaudited Condensed Financial Statements       5 - 9

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                          March 31,   December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                     $    331    $      366
  Prepaid expenses                               15            15
                                         ___________  ___________
        Total Current Assets                    346           381

PROPERTY, PLANT AND EQUIPMENT, Net              797           532
                                         ___________  ___________
                                           $  1,143    $      913
                                         ___________  ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable and accrued expenses    $  9,692    $    8,802
                                         ___________  ___________
        Total Current Liabilities             9,692         8,802
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding               -             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,600,000 shares issued and
   outstanding                                1,600         1,600
  Capital in excess of par value             39,629        39,629
  Deficit accumulated during the
    development stage                      (49,778)      (49,118)
                                         ___________  ___________
        Total Stockholders' Equity          (8,549)       (7,889)
                                         ___________  ___________
                                           $  1,143    $      913
                                         ___________  ___________



  Note: The balance sheet at December 31, 2000 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                  For the Three      From Inception
                                   Months Ended      on January 22,
                                    March 31,         1998 Through
                            ______________________     March 31,
                                 2001       2000          2001
                            __________ ___________ ______________

REVENUE, net                  $      -   $   1,148     $   25,477

COST OF SALES                        -         292          3,873
                            __________ ___________ ______________
GROSS PROFIT                         -         856         21,604

EXPENSES:
  General and Administrative       660       4,769         69,072
                            __________ ___________ ______________

LOSS FROM OPERATIONS             (660)     (3,913)       (47,468)
                            __________ ___________ ______________

OTHER INCOME (EXPENSE):
  Loss on disposition
  of assets                          -           -        (2,310)
                            __________ ___________ ______________
        Total Other Income
          (Expense)                  -           -        (2,310)
                            __________ ___________ ______________
LOSS BEFORE INCOME TAXES         (660)     (3,913)       (49,778)

CURRENT TAX EXPENSE                  -           -              -

DEFERRED TAX EXPENSE                 -           -              -
                            __________ ___________ ______________

NET LOSS                      $  (660)   $ (3,913)    $  (49,778)
                            __________ ___________ ______________

LOSS PER COMMON SHARE         $  (.00)   $   (.00)    $     (.03)
                            __________ ___________ ______________










 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                         From Inception
                                     For the Three       on January 22,
                                      Months Ended        1998 Through
                                       March 31,           March 31,
                                  _____________________________________
                                     2001       2000          2001
                                  __________ _____________ ____________
Cash Flows From
   Operating Activities:
 Net loss                         $   (660)   $ (3,913)       $(49,778)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
      Loss on disposition                 -          -           2,310
   Non cash expense                       -          -           5,060
   Depreciation and amortization         35        114           1,070
   Changes in assets and
       liabilities:
     (Increase) in prepaid assets         -          -            (15)
      Increase (decrease) in
       accounts payable and
       accrued expenses                   -     (1992)               -
      Increase in accounts
       payable - related party          890      2,867           9,692
                                   __________ _____________ __________
     Net Cash (Used) by
       Operating Activities             265     (2,924)       (31,661)
                                   __________ _____________ __________
Cash Flows From
   Investing Activities:
 Payments for building
  and equipment                       (300)          -         (4,177)
                                   __________ _____________ ___________
     Net Cash (Used) by
      Investing  Activities           (300)          -         (4,177)
                                   __________ _____________ ___________

Cash Flows From
   Financing Activities:
 Proceeds from common
  stock issuance                          -          -          41,850
 Payments for stock offering costs        -          -         (5,681)
                                   __________ _____________ ___________
     Net Cash Provided by
       Financing Activities               -          -          36,169
                                   __________ _____________ ___________
Net Increase (Decrease) in Cash        (35)     (2,924)            331

Cash at Beginning of Period             366       3,730              -
                                   __________ _____________ ___________
Cash at End of Period              $    331   $     806     $      331
                                   __________ _____________ ___________
Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                        $      -   $       -     $        -
   Income taxes                    $      -   $       -     $        -

Supplemental Schedule of Noncash Investing and Financing Activities:
 For the three months ended March 31, 2001:
   None.

 For the three months ended March 31, 2000:
   None





 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Gourmet Herb Growers, Inc. (the Company) was organized under the laws of the State of Nevada on January 22, 1998. The Company has not commenced planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards
  (SFAS) No. 7. The Company is growing gourmet herbs and vegetables for restaurants and delicatessens. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for
  Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to
  Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Revenue Recognition - The Company recognizes revenue upon delivery of the product. Direct costs including fertilizer, chemicals, seeds and soil are charged to cost of goods sold. Indirect costs are included in general and administrative.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consisted of the following at March 31, 2001 and December 31, 2000:

                                      March 31,    December 31,
                                         2001          2000
                                    ____________    ____________
      Greenhouse and equipment       $    999       $     699

      Less accumulated depreciation     (202)           (167)
                                    ____________    ____________
                                     $    797       $     532
                                    ____________    ____________

  Depreciation expense for the periods ended March 31, 2001 and 2000 amounted to $35 and $114, respectively.

  During November 2000, the Company's Greenhouse was destroyed in a fire. Consequently, the Greenhouse was written-off for a loss of $2,310 during the year 2000.

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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK AND WARRANTS [Continued]

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at March 31, 2001.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2001, the Company has available unused operating loss carryforwards of approximately $49,700, which may be applied against future taxable income and which expire in 2018 and 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $16,900 as of March 31, 2001, with an offsetting valuation allowance at March 31, 2001 of the same amount. The change in the valuation allowance for the three months ended March 31, 2001 is approximately $225.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the three months ended March 31, 2000, the Company did not pay any salary or rent.

  Office  Space  - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS [Continued]

  Greenhouse and Property - During the period ended December 31, 1998 the Company built a greenhouse on the property of an officer/shareholder of the Company. From inception to December 31, 1999, the Company recorded rent expense of $230 per month for the rent-free use of the property with an offsetting capital contribution entry to capital in excess of par value of the same amount. Beginning January 1, 2000, the Company began paying $275 rent per month to the Company's president. Because of the fire in November 2000, this payment of rent has been temporarily halted until another Greenhouse can be erected. Rent expense for the three months ended March 31, 2001 was $0.

  Sales - No sales were recorded for the three months ended March 31, 2001.

  Shareholder Advances - A shareholder of the Company has made advances totaling $9,692 to the Company to pay expenses of the Company. These are reflected as an accounts payable to related party in the financial statements.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                                        From Inception
                                       For the Three    on January 22,
                                        Months Ended     1998 Through
                                         March 31,        March 31,
                                    ___________________ _____________
                                         2001    2000        2001
                                    __________ ________ _____________
  Loss from continuing operations
    available to common
    shareholders (numerator)          $ (660)  $(3,913) $  (49,778)
                                    __________ ________ _____________
    Weighted average number of
      common shares outstanding
      used in loss per share for
      the period (denominator)      1,600,000  1,600,000  1,587,242
                                    __________ _________ ____________

  Dilutive earnings (loss) per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted earnings (loss) per share.

  At March 31, 2001 the Company had 800,000 outstanding warrants which were not used in the computation of loss per share because their effect would be anti-dilutive.

                      GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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


                              GOURMET HERB GROWERS, INC.



Date: May 14, 2001                 by:   /s/ Rino Di Meo
                                   Rino Di Meo, President & Director