Form 10QSB
period 2001-06-30
GOURMET HERB GROWERS INC
filed 2001-08-14
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2001

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

The number of $.001 par value common shares outstanding at June 30, 2001:
1,600,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                        GOURMET HERB GROWERS, INC.

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               JUNE 30, 2001

                        GOURMET HERB GROWERS, INC.






                                 CONTENTS

                                                                     PAGE


        - Unaudited Condensed Balance Sheets,
            June 30, 2001 and December 31, 2000                         2


        - Unaudited Condensed Statements of Operations,
            for the three and six months ended June 30, 2001 and
            2000 and from inception on January 22, 1998
            through June 30, 2001                                       3


        - Unaudited Condensed Statements of Cash Flows,
            for the six months ended June 30, 2001 and 2000 and from
            inception on January 22, 1998 through June 30, 2001         4


        - Notes to Unaudited Condensed Financial Statements         5 - 9

                        GOURMET HERB GROWERS, INC.

                         CONDENSED BALANCE SHEETS

                                [Unaudited]

                                  ASSETS


                                           June 30,   December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                             $   1,775   $    3,730
                                         ___________  ___________
        Total Current Assets                   1,775        3,730

PROPERTY, PLANT AND EQUIPMENT, Net               860        3,267
                                         ___________  ___________
                                           $   2,635   $    6,997
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable and accrued expenses    $       -   $    2,881
  Accounts payable and accrued expenses
  - related parties                            2,596            -
  Advances from related parties               14,240            -
                                         ___________  ___________
        Total Current Liabilities             16,837        2,881
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,600,000 shares issued and
   outstanding                                 1,600        1,600
  Capital in excess of par value              39,629       39,629
  Deficit accumulated during the
    development stage                        (55,431)     (37,113)
                                         ___________  ___________
        Total Stockholders' Equity
          (Deficit)                          (14,202)       4,116
                                         ___________  ___________
                                           $   2,635   $    6,997
                                         ___________  ___________

Note: The balance sheet at December 31, 2000 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.

                    CONDENSED STATEMENTS OF OPERATIONS

                                [Unaudited]


                             For the          For the
                           Three Month       Six Month     From Inception
                           Period Ended     Period Ended   on January 22,
                             June 30,         June 30,     1998, Through
                        ___________________________________   June 30,
                           2001    2000     2001     2000       2001
                        ________ ________ ________ ________ ___________

REVENUE                 $  1,130 $  1,818 $  1,130 $  2,966 $ 26,607

COST OF SALES                659      273      659      565    4,532
                        ________ ________ ________ ________ ___________
GROSS PROFIT                 479    1,548      471    2,401   22,075

EXPENSES:
  General and
    administrative         6,036    5,936    6,785   10,705   75,196
                        ________ ________ ________ ________ ___________

LOSS FROM OPERATIONS      (5,557)  (4,391)  (6,314)  (8,304) (53,131)
                        ________ ________ ________ ________ ___________

OTHER INCOME (EXPENSE):        -        -        -        -   (2,310)
  Loss on disposition
    of assets           ________ ________ ________ ________ ___________

     Total Other
       Income  (Expense)       -        -        -        -   (2,310)
                        ________ ________ ________ ________ ___________

LOSS BEFORE INCOME TAXES  (5,557)  (4,391)  (6,314)  (8,304) (55,431)

CURRENT TAX EXPENSE            -        -        -        -        -

DEFERRED TAX EXPENSE           -        -        -        -        -
                        ________ ________ ________ ________ ___________

NET LOSS                $ (5,557)$ (4,391)$ (6,314)$ (8,304)$(55,431)
                        ________ ________ ________ ________ ___________

LOSS PER COMMON
  SHARE                 $   (.00)$   (.00)$   (.00)$   (.01)$   (.03)
                        ________ ________ ________ ________ ___________







 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.

                    CONDENSED STATEMENTS OF CASH FLOWS

                                [Unaudited]

                                                     From Inception
                                  For the Six        on January 22,
                                  Months Ended        1998 Through
                                    June 30,            June 30,
                            _____________________ ________________
                                 2001      2000           2001
                            __________ __________ ________________
Cash Flows From Operating
   Activities:
 Net loss                   $  (6,314) $  (8,304) $  (55,431)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
   Loss on disposition of
     assets                         -          -       2,310
   Non cash expense                 -          -       5,060
   Depreciation and
     amortization                  95        228       1,125
   Changes in assets and
      liabilities:
     Decrease in prepaid
      assets                       15          -           -
      Increase (decrease)
       in accounts payable
       and accrued expenses         -     (1,307)          -
      Increase in accounts
        payable - related
          party                 1,845      1,350       2,596
                            __________ __________ ________________
     Net Cash (Used) by
       Operating Activities    (4,359)    (8,053)    (44,335)
                            __________ __________ ________________
Cash Flows From Investing
  Activities:
 Payments for building
   and equipment                 (422)         -      (4,299)
                            __________ __________ ________________
     Net Cash (Used) by
       Investing  Activities     (422)         -      (4,299)
                            __________ __________ ________________

Cash Flows From Financing
  Activities:
 Proceeds from common
   stock issuance                   -          -      41,850
 Payments for stock
   offering costs                   -          -      (5,681)
 Proceeds from advances
   from related parties         6,190      5,400      14,240
                            __________ __________ ________________
     Net Cash Provided by
       Financing Activities     6,190      5,400      50,409
                            __________ __________ ________________
Net Increase (Decrease) in
  Cash                          1,409     (2,653)      1,775

Cash at Beginning of Period       366      3,730           -
                            __________ __________ ________________
Cash at End of Period       $   1,775  $   1,077  $    1,775
                            __________ __________ ________________
Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                 $       -  $       -  $        -
   Income taxes             $       -  $       -  $        -

Supplemental Schedule of Noncash Investing and Financing Activities:
 For the six months ended June 30, 2001:
   None

 For the six months ended June 30, 2000:
   None




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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of
  SFAS  No.  133", SFAS No. 139, "Recission of SFAS No. 53 and  Amendment  to
  SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Revenue Recognition - The Company recognizes revenue upon delivery of the product. Direct costs including fertilizer, chemicals, seeds and soil are charged to cost of goods sold. Indirect costs are included in general and administrative.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consisted of the following at June 30, 2001 and December 31, 2000:

                                       June 30,    December 31,
                                         2001            2000
                                   ____________    ____________
     Greenhouse and equipment      $    1,120       $     699

     Less accumulated depreciation       (260)           (167)
                                   ____________    ____________
                                   $      860       $     532
                                   ____________    ____________

  Depreciation expense for the periods ended June 30, 2001 and 2000 amounted to $425 and $95, respectively.

  During November 2000, the Company's greenhouse was destroyed in a fire. Consequently, the greenhouse was written-off for a loss of $2,310 during the year 2000. A second greenhouse was completed in March 2001.

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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK AND WARRANTS [Continued]

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at June 30, 2001.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2001, the Company has available unused operating loss carryforwards of approximately $55,400, which may be applied against future taxable income and which expire in 2018 and 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $18,800 as of June 30, 2001, with an offsetting valuation allowance at June 30, 2001 of the same amount. The change in the valuation allowance for the three months ended June 30, 2001 is approximately $1,900.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the six months ended June 30, 2001, the Company paid $750 in salary to the Company's president.

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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS [Continued]

  Greenhouse and Property - During the period ended December 31, 1998 the Company built a greenhouse on the property of an officer/shareholder of the Company. From inception to December 31, 1999, the Company recorded rent expense of $230 per month for the rent-free use of the property with an offsetting capital contribution entry to capital in excess of par value of the same amount. Beginning January 1, 2000, the Company began paying $275 rent per month to the Company's president. Because of the fire in November 2000, this payment of rent was temporarily halted until another greenhouse can be erected. Subsequently a second greenhouse was completed in March 2001.Rent expense for the six months ended June 30, 2001 was $1,100.

  Sales - During the six months ended June 30, 2001, the Company sold $533 (approximately 47% of total sales) of the Company's product to a restaurant owned by the Company's president.

  Shareholder Advances - A shareholder of the Company has made advances totaling $14,240 to the Company to pay expenses of the Company. These are reflected as an accounts payable to related party in the financial statements.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                 For the           For the
                               Three Month        Six Month     From Inception
                               Period Ended      Period Ended   on January 22,
                                June 30,           June 30,     1998, Through
                          ___________________ ___________________  June 30,
                             2001      2000     2001      2000       2001
                          _________ _________ _________ _________ _________
    Loss from continuing
      operations available
      to common
      shareholders
      (numerator)         $ (5,557) $ (4,391) $ (6,314) $ (8,304) $(55,431)
                          _________ _________ _________ _________ _________
    Weighted average
      number of common
      shares outstanding
      used in loss per
      share for the
      period (denominator)1,600,000 1,600,000 1,600,000 1,600,000 1,583,315
                          _________ _________ _________ _________ _________

  Dilutive earnings (loss) per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted earnings (loss) per share.

  At June 30, 2001 the Company had 800,000 outstanding warrants which were not used in the computation of loss per share because their effect would be anti-dilutive.

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


                              GOURMET HERB GROWERS, INC.



Date: August 14, 2001                   by:   /s/ Rino Di Meo
                                   Rino Di Meo, President & Director