Form 10QSB
period 2001-09-30
GOURMET HERB GROWERS INC
filed 2001-11-14
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2001

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such report(s),                 YES [X]  NO [  ]

and (2) has been subject to such filing requirements for the past 90 days.
                                                 YES [X]  NO [  ]

The number of $.001 par value common shares outstanding at September 30, 2001:
1,600,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2001

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]



                                 CONTENTS

                                                                PAGE


        -  Unaudited Condensed Balance Sheets,
             September 30, 2001 and December 31, 2000              2


        -  Unaudited Condensed Statements of Operations,
             for the three and nine months ended September 30,
             2001 and 2000 and from inception on January 22,
             1998 through September 30, 2001                       3


        -  Unaudited Condensed Statements of Cash Flows,
             for the nine months ended September 30, 2001
             and 2000 and from inception on January 22, 1998
             through September 30, 2001                            4


        -  Notes to Unaudited Condensed Financial Statements   5 - 9

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                        September 30, December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                             $   2,350   $      366
  Prepaid Expense                                  -           15
                                         ___________  ___________
        Total Current Assets                   2,350          381
                                         ___________  ___________

PROPERTY, PLANT AND EQUIPMENT, Net               803          532
                                         ___________  ___________
                                           $   3,153   $      913
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable and accrued expenses    $   1,245   $        -
  Accounts payable - related parties           1,527        8,802
  Advances from related parties               15,990            -
                                         ___________  ___________
        Total Current Liabilities             18,762        8,802
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,600,000 shares issued and
   outstanding                                 1,600        1,600
  Capital in excess of par value              39,629       39,629
  Deficit accumulated during the
    development stage                        (56,838)     (49,118)
                                         ___________  ___________
        Total Stockholders' Equity
          (Deficit)                          (15,609)      (7,889)
                                         ___________  ___________
                                           $   3,153   $      913
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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                For the            For the
                              Three Month         Nine Month   From Inception
                              Period Ended       Period Ended   on January 22,
                              September 30,      September 30,  1998, Through
                           __________________  __________________September 30,
                             2001      2000      2001      2000      2001
                           ________  ________  ________  ________  _________

REVENUE:
  Sales                    $  5,767  $  7,449  $  6,897  $ 10,415  $  32,374

COST OF SALES                     -       322       659       887      4,532
                           ________  ________  ________  ________  _________
GROSS PROFIT                  5,767     7,127     6,238     9,528     27,842

EXPENSES:
  General and
    administrative            7,173     5,563    13,958    16,268     82,370
                           ________  ________  ________  ________  _________

INCOME (LOSS) FROM
  OPERATIONS                 (1,406)    1,564    (7,720)   (6,740)   (54,528)
                           ________  ________  ________  ________  _________

OTHER INCOME (EXPENSE):           -         -         -         -     (2,310)
  Loss on disposition of
    assets                 ________  ________  ________  ________  _________

     Total Other Income
       (Expense)                  -         -         -         -     (2,310)
                           ________  ________  ________  ________  _________

(INCOME) LOSS BEFORE
  INCOME TAXES               (1,406)    1,564    (7,720)   (6,740)   (56,838)

CURRENT TAX EXPENSE               -         -         -         -          -

DEFERRED TAX EXPENSE              -         -         -         -          -
                           ________  ________  ________  ________  _________

NET INCOME (LOSS)          $ (1,406) $  1,564  $ (7,720) $ (6,740) $ (56,838)
                           ________  ________  ________  ________  _________

INCOME (LOSS) PER COMMON
  SHARE                    $   (.00) $    .00  $   (.00) $   (.00) $    (.04)
                           ________  ________  ________  ________  _________





 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS



                                                               From Inception
                                               For the Nine     on January 22,
                                               Months Ended     1998 Through
                                               September 30,    September 30,
                                              _________________  ___________
                                                2001      2000       2001
                                              ________  ________  __________
Cash Flows From Operating Activities:
 Net loss                                     $ (7,720) $ (6,740) $  (56,838)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
   Loss on disposition of assets                     -         -       2,310
   Non cash expense                                  -         -       5,060
   Depreciation and amortization                   151       435       1,186
   Changes in assets and liabilities:
     Decrease in prepaid assets                     15         -           -
      Increase (decrease) in accounts payable
       and accrued expenses                      1,245    (2,881)      1,245
      Increase in accounts payable - related
       party                                       775         -       1,527
                                              ________  ________  __________
     Net Cash (Used) by Operating
       Activities                               (5,534)   (9,186)    (45,510)
                                              ________  ________  __________
Cash Flows From Investing Activities:
 Payments for building and equipment              (422)        -      (4,299)
                                              ________  ________  __________
     Net Cash (Used) by Investing  Activities     (422)        -      (4,299)
                                              ________  ________  __________

Cash Flows From Financing Activities:
 Proceeds from common stock issuance                 -         -      41,850
 Payments for stock offering costs                   -         -      (5,681)
 Proceeds from advances from related parties     7,940     5,600      15,990
                                              ________  ________  __________
     Net Cash Provided by Financing
       Activities                                7,940     5,600      52,159
                                              ________  ________  __________
Net Increase (Decrease) in Cash                  1,984    (3,586)      2,350

Cash at Beginning of Period                        366     3,730           -
                                              ________  ________  __________
Cash at End of Period                         $  2,350  $    144  $    2,350
                                              ________  ________  __________
Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                   $      -  $      -  $        -
   Income taxes                               $      -  $      -  $        -

Supplemental Schedule of Noncash Investing and Financing Activities:
 For the nine months ended September 30, 2001:
   None

 For the nine months ended September 30, 2000:
   None



 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Gourmet Herb Growers, Inc. (the Company) was organized under the laws of the State of Nevada on January 22, 1998. The Company has commenced planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards
  (SFAS) No. 7. The Company is growing gourmet herbs and vegetables for restaurants and delicatessens. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of
  Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125", SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations", were recently issued. SFAS No. 140, 141, 142 and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Revenue Recognition - The Company recognizes revenue upon delivery of the product. Direct costs, including fertilizer, chemicals, seeds and soil, are charged to cost of goods sold. Indirect costs are included in general and administrative.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consisted of the following at September 30,
  2001    and December 31, 2000:

                                       September 30,   December 31,
                                            2001          2000
                                       ____________    ____________
         Greenhouse and equipment      $      1,120    $        699

         Less accumulated depreciation         (317)           (167)
                                       ____________    ____________
                                       $        803    $        532
                                       ____________    ____________

  Depreciation expense for the periods ended September 30, 2001 and 2000 amounted to $151 and $95, respectively.

  During November 2000, the Company's greenhouse was destroyed in a fire. Consequently, the greenhouse was written-off for a loss of $2,310 during the year 2000. The Company completed a new greenhouse in March 2001.

NOTE 3 - CAPITAL STOCK AND WARRANTS

  Common Stock - During January 1998, in connection with its organization, the Company issued 1,450,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $4,350 (or $.003 per share).

  During April and May 1998, the Company issued 150,000 shares of its previously authorized, but unissued common stock in a public offering. Total proceeds from the sale of stock amounted to $37,500 (or $.25 per share). Offering costs of $5,681 were offset to additional paid in capital.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK AND WARRANTS [Continued]

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at September 30, 2001.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2001, the Company has available unused operating loss carryforwards of approximately $56,800, which may be applied against future taxable income and which expire in 2018 and 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $19,300 as of September 30, 2001, with an offsetting valuation allowance at September 30, 2001 of the same amount. The change in the valuation allowance for the nine months ended September 30, 2001 is approximately $2,700.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the nine months ended September 30, 2001, the Company paid $1,750 in salary to the Company's president.

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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS [Continued]

  Greenhouse and Property - During the period ended December 31, 1998 the Company built a greenhouse on the property of an officer/shareholder of the Company. From inception to December 31, 1999, the Company recorded rent expense of $230 per month for the rent-free use of the property with an offsetting capital contribution entry to capital in excess of par value of the same amount. Beginning January 1, 2000, the Company began paying $275 rent per month to the Company's president. Because of the fire in November 2000, this payment of rent was temporarily halted until another greenhouse could be erected. A second greenhouse was completed in March 2001. Rent expense for the nine months ended September 30, 2001 was $1,925.

  Sales - During the nine months ended September 30, 2001, the Company sold $2,824 (approximately 41% of total sales) of the Company's product to a restaurant owned by the Company's president.

  Shareholder Advances - A shareholder of the Company has made advances totaling $15,990 to the Company to pay expenses of the Company. These are reflected as an accounts payable to related party in the financial statements.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                For the            For the
                              Three Month         Nine Month    From Inception
                              Period Ended       Period Ended   on January 22,
                              September 30,      September 30,  1998, Through
                           ___________________ __________________September 30,
                              2001     2000       2001      2000      2001
                           _________ _________ _________ _________ _________
  (Income) loss from
    continuing operations
    available to
    common shareholders
    (numerator)            $ (1,406) $   1,564 $ (7,720) $ (6,740) $(56,838)
                           _________ _________ _________ _________ _________
  Weighted average number
    of common shares
    outstanding used in
    loss per share for the
    period (denominator)   1,600,000 1,600,000 1,600,000 1,600,000 1,588,976
                           _________ _________ _________ _________ _________

  Dilutive earnings (loss) per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted earnings (loss) per share.

  At September 30, 2001 the Company had 800,000 outstanding warrants which were not used in the computation of loss per share because their effect would be anti-dilutive.

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

     Gourmet Herb Growers commenced planned principal operations and began to generate revenues from sales of its produce during the first year of operations in amounts sufficient to generate a gross profit, so it is not still considered a development stage company for accounting and financial reporting purposes. However, revenues have not yet been generated in sufficient amounts to offset operating costs, resulting in a net loss each year since inception. Furthermore, during November 2000, the company's greenhouse was destroyed in a fire. The greenhouse was written-off for a loss of $2,310 during the year 2000. The Company completed a new greenhouse in March 2001.

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

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings. No such action is contemplated by the Company nor, to the best of its knowledge, has any action been threatened against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) No instruments defining the rights of the holders of any class of registered securities have been materially modified.

     (b) No rights evidenced by any class of registered securities have been materially limited or qualified by the issuance or modification of any other class of securities.

     (c) During the period covered by this report, there were not any securities that the issuer sold without registering the securities under the Securities Act.

     (d) In July, 1999, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register the distribution and exercise of warrants. This registration statement was declared effective on November 5, 1999. No securities have yet been sold pursuant to the offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     There has not been any material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the issuer exceeding 5 percent of the total assets of the issuer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter has been submitted to a vote of security holders during the period covered by this report, through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation S-B.  None

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              GOURMET HERB GROWERS, INC.



Date: November 13, 2001                 by:   /s/ Rino Di Meo
                                   Rino Di Meo, President & Director