Form 10KSB
period 2001-12-31
GOURMET HERB GROWERS INC
filed 2002-03-28
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001    Commission File No. 333-83375

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

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None


    (Former name or former address, if changed since last report.)

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

The Issuer's revenues for its most recent fiscal year.        $10,177

As of March 22, 2002, the aggregate market value of voting stock held by non-affiliates was approximately $52,500

The number of shares outstanding of the Issuer's common stock at December 31, 2001: 1,600,000

                                PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     (A)  BUSINESS DEVELOPMENT.

     Gourmet Herb Growers, Inc. was incorporated under the laws of the State of Nevada on January 22, 1998. In connection with its organization, the founders contributed $4,350 cash to initially capitalize it in exchange for 1,450,000 shares of common stock.

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

     Gourmet Herb Growers relies and will continue to rely heavily upon the president, Mr. Di Meo, for all operations, from planting to sales, in the operation of this business. Gourmet Herb Growers also relies and will continue to rely heavily upon the affiliated nature of its herb growing business with the restaurant owned by the president, to sell most of its produce. There is no assurance that it will be successful in this venture. Furthermore, during November 2000, the company's greenhouse was destroyed in a fire, but was later rebuilt.

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

                               PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (A)  MARKET INFORMATION.

     The Company's initial public offering was not closed until May, 1998.
The Common Stock of the Company was not quoted on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. until October, 1998. The common stock is quoted under the symbol "GMHB", but has not been traded in the over-the-counter market except on a very limited and sporadic basis. The following sets forth high and low bid price quotations for each calendar quarter during the last two fiscal years that trading occurred or quotations were available. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     Quarter Ended                 High                Low
     March 31, 2000                (No quotations)
     June 30, 2000                 .50                 .50
     September 30, 2000            .51                 .50
     December 31, 2000             .51                 .50

     March 31, 2001                .51                 .51
     June 30, 2001                 .51                 .51
     September 30, 2001            .51                 .50
     December 31, 2001             .35                 .35

     (B)  HOLDERS.

     As of March 22, 2002, there were about 41 record holders of the Company's Common Stock.

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

                         Term Served As   Positions
Name of Director  Age    Director/Officer With Company

Rino Di Meo       55     Since inception  President, Secretary-
                                          Treasurer & Director

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

                      SUMMARY COMPENSATION TABLE

Name                                  Other
And                                   Annual     All Other
Principal                             Compen-    Compen-
Position      Year Salary($)Bonus($)  sation($)  sation($)

Rino Di Meo   2001 2,500
CEO           2000 3,332
              1999 6,000

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

                         Title of  Amount & Nature of % of
Name and Address          Class    Beneficial OwnershipClass
                                     1,000,000 shares
Rino Di Meo               Common                        63%
2302 Parley's Way
SLC, UT 84109
                                       150,000 shares
Lynn Dixon                Common                         9%
311 S. State, #460
SLC, UT 84111
                                       150,000 shares
Melissa Epperson          Common                         9%
1533 S. 1220 W.
Woods Cross, UT 84087
                                       150,000 shares
Brenda White              Common                         9%
1359 N. General Dr.
SLC, UT 84116
                                     1,000,000 shares
All officers and directorsas a group (1 person) Common  63%


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

     Gourmet Herb Growers relies and will continue to rely heavily upon its president for all operations, from planting to sales. Also, because of the affiliated nature of the herb growing with the restaurant owned by the president, Gourmet Herb Growers has and will continue to sell most of its produce to this restaurant. During 1998, the first year of operation, Gourmet Herb Growers built a greenhouse on property owned by its president. During
November 2000, the company's greenhouse was destroyed in a fire, but was later rebuilt. The property is used by Gourmet Herb Growers for gardening and green housing, at no expense to it. Gourmet Herb Growers also uses the business address of the president as its mailing address at no expense. During 2000, Gourmet Herb Growers sold $2,070 (about 18% of total sales) of its production of herbs and vegetables to the restaurant owned by the president. During 2001, Gourmet Herb Growers sold $2,620 (about 26% of total sales) of its production of herbs and vegetables to the restaurant owned by the president.

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

     (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended December 31, 2001.

                              SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


GOURMET HERB GROWERS, INC.



By:   /s/ Rino Di Meo                     Date:   March 25, 2002
     Rino Di Meo, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:    /s/ Rino Di Meo                    Date:    March 27, 2002
     Rino Di Meo, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2001

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]



                                 CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                      1


        -  Balance Sheet, December 31, 2001                  2


        -  Statements of Operations, for the years
            ended December 31, 2001 and 2000
            and from inception on January 22, 1998
            through December 31, 2001                        3


        -  Statement of Stockholders' Equity (Deficit),
            from inception on January 22, 1998 through
            December 31, 2001                                4


        -  Statements of Cash Flows, for the years
            ended December 31, 2001 and 2000
            and from inception on January 22, 1998
            through December 31, 2001                        5


        -  Notes to Financial Statements                 6 - 10

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
GOURMET HERB GROWERS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Gourmet Herb Growers, Inc. [a development stage company] at December 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 and from inception on January 22, 1998 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Gourmet Herb Growers, Inc. [a development stage company] as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and from inception on January 22, 1998 through December 31, 2001, in conformity with generally accepted accounting principles.

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





PRITCHETT, SILER & HARDY, P.C.

January 14, 2002
Salt Lake City, Utah

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                               BALANCE SHEET



                                  ASSETS


                                                      December 31,
                                                          2001
                                                      ___________
CURRENT ASSETS:
  Cash in bank                                          $   1,967
  Inventory                                                    72
                                                      ___________
        Total Current Assets                                2,039

PROPERTY AND EQUIPMENT, net                                 1,363
                                                      ___________
                                                        $   3,402
                                                    _____________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable and accrued expenses                 $   2,274
  Accounts payable - related party                            872
  Advances from related party                              16,075
                                                      ___________
        Total Current Liabilities                          19,221
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized, no
        shares issued and outstanding                           -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,600,000 shares issued and
   outstanding                                              1,600
  Capital in excess of par value                           39,629
  Earnings (deficit) accumulated
   during the development stage                          (57,048)
                                                      ___________
        Total Stockholders' Equity (Deficit)             (15,819)
                                                      ___________
                                                        $   3,402
                                                    _____________





 The accompanying notes are an integral part of this financial statement.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS


                                       For the        From Inception
                                     Years Ended      on January 22,
                                     December 31,      1998 Through
                                _____________________  December 31,
                                    2001      2000         2001
                                 _________  _________ ____________

REVENUE:
  Sales                           $ 10,177   $ 11,257  $    35,654

COST OF SALES                        7,270      5,908       22,787
                                 _________  _________ ____________
GROSS PROFIT                         2,907      5,349       12,867

EXPENSES:
  General and Administrative        10,837     15,044       67,605
                                 _________  _________ ____________

LOSS FROM OPERATIONS               (7,930)    (9,695)     (54,738)
                                 _________  _________ ____________

OTHER INCOME (EXPENSE):
  Loss on disposition of assets          -    (2,310)      (2,310)
                                 _________  _________ ____________
    Total Other Income (Expense)         -    (2,310)      (2,310)
                                 _________  _________ ____________
LOSS BEFORE INCOME TAXES           (7,930)   (12,005)     (57,048)

CURRENT TAX EXPENSE                      -          -            -

DEFERRED TAX EXPENSE                     -          -            -
                                 _________  _________ ____________

NET LOSS                          $(7,930)   $(12,005) $  (57,048)
                                __________  _________  ___________

LOSS PER COMMON SHARE            $   (.01)  $  (.01)  $      (.04)
                                __________  _________  __________







The accompanying notes are an integral part of these financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON JANUARY 22, 1998

                         THROUGH DECEMBER 31, 2001

                                                                   Earnings
                                                                   (Deficit)
                                                                   Accumulated
                    Preferred Stock     Common Stock   Capital in  During the
                    _______________  _________________  Excess of  Development
                     Shares  Amount   Shares    Amount  Par Value  Stage
                    _______ _______  _________  ______   ________ ________
BALANCE, January 22,
   1998                   - $     -          -  $     -  $      -  $     -

Issuance of
  1,450,000 shares
  of common stock
  for cash at $.003
  per share, January
  22, 1998                -       -  1,450,000    1,450     2,900        -

Issuance of 150,000
  shares of common stock
  for cash at $.25
  per share, net of
  stock offering
  costs of $5,681,
  April and May,
  1998                    -       -    150,000      150    31,669        -

Rent-free use of
  property from
  an officer
  accounted for
  as a
  contribution
  to capital              -       -          -        -     2,300        -

Net loss for the
  period ended
  December 31, 1998       -       -          -        -         -  (10,803)
                    _______ _______  _________  _______  ________ ________
BALANCE, December 31,
  1998                    -       -  1,600,000    1,600    36,869  (10,803)

Rent-free use of
  property from
  an officer
  accounted for
  as a
  contribution
  to capital              -       -          -        -     2,760        -

Net loss for the
  year ended
  December 31, 1999       -       -          -        -         -  (26,310)
                    _______ _______  _________  _______  ________ ________
BALANCE, December 31,
  1999                    -       -  1,600,000    1,600    39,629  (37,113)

Net loss for the
  year ended
  December 31, 2000       -       -          -        -         -  (12,005)
                    _______ _______  _________  _______  ________ ________
BALANCE, December 31,
  2000                    -       -  1,600,000    1,600    39,629  (49,118)

Net loss for the
  year ended
  December 31, 2001       -       -          -        -         -   (7,930)
                    _______ _______  _________  _______  ________ ________
BALANCE, December 31,
  2001                    - $     -  1,600,000  $ 1,600  $ 39,629 $(57,048)
                    _______ _______  _________  _______  ________ ________







 The accompanying notes are an integral part of this financial statement.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                            For the       From Inception
                                          Years Ended     on January 22,
                                          December 31,     1998 Through
                                       __________________  December 31,
                                          2001      2000       2001
                                       ________   _______    ________
Cash Flows from Operating Activities:
  Net loss                             $ (7,930) $(12,005)   $(57,048)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
    Loss on disposition of assets             -     2,310       2,310
    Non-cash expense                          -         -       5,060
    Depreciation and amortization           270       425       1,305
    Change in assets and liabilities:
      (Increase) in inventory               (72)        -         (72)
      (Increase) decrease
         in prepaid assets                   15       (15)          -
      Increase (decrease) in
         accounts payable                 2,274    (2,881)      2,274
      Increase in accounts
         payable - related party            120       752         872
                                       ________   _______    ________
          Net Cash (Used) by
           Operating Activities          (5,323)  (11,414)    (45,299)
                                       ________   _______    ________
Cash Flows from Investing Activities:
  Payments for property and equipment    (1,101)        -      (4,978)
                                       ________   _______    ________
          Net Cash (Used) by
           Investing Activities          (1,101)        -      (4,978)
                                       ________   _______    ________
Cash Flows from Financing Activities:
  Proceeds from common stock issuance         -         -      41,850
  Payments for stock offering costs           -         -      (5,681)
  Advances from related party             8,025     8,050      16,075
                                       ________   _______    ________
          Net Cash Provided by
           Financing Activities           8,025     8,050      52,244
                                       ________   _______    ________
Net Increase (Decrease) in Cash           1,601    (3,364)      1,967

Cash at Beginning of Period                 366     3,730           -
                                       ________   _______    ________
Cash at End of Period                   $ 1,967   $   366    $  1,967
                                       ________   _______    ________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                            $    -     $   -      $   -
    Income taxes                        $    -     $   -      $   -

Supplemental Schedule of Noncash Investing and Financing Activities:
   For the period from inception on January 22, 1998 through December 31, 2001:

     In November 2000, the Company's greenhouse was destroyed in a fire and the greenhouse was written-off for a loss of $2,310.

     During the years ended December 31, 1999 and 1998, the Company used property of an officer/shareholder of the Company without paying rent, which has been accounted for as a capital contribution.

The accompanying notes are an integral part of these financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Gourmet Herb Growers, Inc. ("the Company") was organized under the laws of the State of Nevada on January 22, 1998. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company is growing gourmet herbs and vegetables for restaurants and delicatessens in Salt Lake City, Utah. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Agricultural Production - The Company accounts for its agricultural activities in accordance with Statement of Position 85-3, "Accounting by Agricultural Producers and Agricultural Cooperatives". All direct and indirect costs of growing crops are either accumulated as inventory or expensed as cost of sales. Permanent land development costs are capitalized and not depreciated. Limited-life land development costs and the development costs to bring long- and intermediate-life plants into production are capitalized and depreciated using the straight-line method over the estimated useful lives of the assets of four years.

  Inventory - Inventory is stated at the lower of cost determined by the first-in, first-out method or market value.

  Property, Plant and Equipment - Property, plant and equipment is stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of three to five years.

  Revenue Recognition - The Company recognizes revenue upon delivery of the product.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the periods presented in accordance with Statement of Financial Accounting Standards No. 128, "Earning Per Share" [See Note 8].

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

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification  - The financial statements for years prior  to  December
  31,   2001  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the December 31, 2001 financial statements.

NOTE 2 - INVENTORY

  Inventory consists of the following:

                                                December 31,
                                                    2001
                                                ___________
         Harvested crops                         $       72
                                                ___________
                                                 $       72
                                                ___________

NOTE 3 - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                                December 31,
                                                    2001
                                                ___________
         Greenhouse                              $      662
         Soil                                           439
         Equipment                                      699

         Less accumulated depreciation                (437)
                                                ___________
                                                 $    1,452
                                                ___________

  Depreciation expense for the years ended December 31, 2001 and 2000 amounted to $270 and $425, respectively.

  During November 2000, the Company's Greenhouse was destroyed in a fire, and the Greenhouse was written-off for a loss of $2,310 during the year ended December 31, 2000. In March 2001, the Company completed construction of a new greenhouse.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK AND WARRANTS

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at December 31, 2001.

  Common Stock - During January 1998, in connection with its organization, the Company issued 1,450,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $4,350 (or $.003 per share).

  During April and May 1998 the Company issued 150,000 shares of its previously authorized, but unissued common stock in a public offering. Total proceeds from the sale of stock amounted to $37,500 (or $.25 per share). Offering costs of $5,681 were offset against additional paid in capital.

  Common Stock Warrants Offering - During 1999 the Company declared a dividend of 800,000 warrants to purchase common stock ("the warrants") to shareholders of record as of November 5, 1999. The Company filed a registration statement with the United States Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933 to register the shares of common stock underlying the warrants. Each warrant allows the holder to acquire one share of common stock at $1.25 per share. The warrants are exercisable at any time until June 30, 2002. The Company may redeem all or a portion of the warrants, at $.01 per warrant, at any time upon 30 days' prior written notice to the warrant holders.

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2001, the Company has available unused operating loss carryforwards of approximately $51,700, which may be applied against future taxable income and which expire in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $17,600 and $14,800 as of December 31, 2001 and 2000, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for 2001 is approximately $2,800.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the years ended December 31, 2001 and 2000 the Company paid $2,500 and $3,332, respectively, in salary to the Company's president.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Greenhouse and Property - The Company rents property of an officer/shareholder of the Company for its agricultural activities. Rent expense for the years ended December 31, 2001 and 2000 amounted to $1,998 and $2,951, respectively. The rent for the year ended December 31, 1999 and the period from inception on January 22, 1998 through December 31, 1998, which amounted to $2,300 and $2,760, respectively, was forgiven by the officer/shareholder of the Company and has been accounted for as a capital contribution in capital in excess of par value.

  Sales - During the years ended December 31, 2001 and 2000, respectively, the Company sold $2,620 (approximately 26% of total sales) and $2,070 (approximately 18% of total sales) of the Company's product to a restaurant owned by the Company's president.

  Shareholder Advances - During the years ended December 31, 2001 and 2000, a shareholder of the Company made advances of $8,025 and $8,050, respectively, to the Company to pay expenses of the Company. No interest is being accrued on the advances.

  Operating Expenses - For the years ended December 31, 2001 and 2000, respectively, the president of the Company was reimbursed $550 and $510 for automobile expenses related to delivery of products to customers and $1,010 and $840 for utilities expense related to operation of the greenhouse.

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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                           For the     From Inception
                                         Years Ended   on January 22,
                                         December 31,   1998 Through
                                     __________________  December 31,
                                        2001     2000       2001
                                     _________  _______  ______________
    Loss from continuing
      operations available
      to common shareholders
      (numerator)                     $(7,930) $(12,005)   $(57,048)
                                     _________  _______  ______________
    Weighted average number
     of common shares
     outstanding used in
     loss per share for the
     period (denominator)           1,600,000  1,600,000    1,589,680
                                     _________  _______  ______________

  At December 31, 2001 the Company had 800,000 outstanding warrants which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 9 - CONCENTRATIONS

  Sales - The Company sells its products in the Salt Lake City area to local restaurants. A significant percentage of the Company's total sales were made to five restaurants. The following table lists the total sales made to restaurants that accounted for 10% or more of total sales during the year ended December 31, 2001:

          Restaurant A             26%
          Restaurant B             15%
          Restaurant C             12%
          Restaurant D             12%
          Restaurant E             10%

  The loss of these significant customers could adversely affect the Company's business and financial condition.

  Location - The Company is located in Salt Lake City, Utah. All activities of the Company are located in the Salt Lake City area. The Company grows and stores all of its crops at one location in the Salt Lake City area.