Form 10KSB/A
period 2001-12-31
GOURMET HERB GROWERS INC
filed 2002-04-10
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB/A

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

ITEM 10.  EXECUTIVE COMPENSATION.

     The president is employed part time by Gourmet Herb Growers to do the gardening work.

     The following table summarizes executive compensation paid or accrued during the past three years for our Chief Executive Officer.

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

All officers and directors
as a group (1 person)     Common     1,000,000 shares   63%


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