Form 10QSB
period 2002-03-31
GOURMET HERB GROWERS INC
filed 2002-05-16
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2002

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

The number of $.001 par value common shares outstanding at March 31, 2002:
1,600,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2002

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                               PAGE

        -    Unaudited Condensed Balance Sheets,
             March 31, 2002 and December 31, 2001                2


        -    Unaudited Condensed Statements of Operations,
             for the three months ended March 31, 2002 and
             2001 and from inception on January 22, 1998
             through March 31, 2002                              3


        -    Unaudited Condensed Statements of Cash Flows,
             for the three months ended March 31, 2002 and
             2001 and from inception on January 22, 1998
             through March 31, 2002                              4


        -    Notes to Unaudited Condensed Financial Statements  5 - 9

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                          March 31,   December 31,
                                             2002         2001
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                     $    167    $    1,967
  Inventory                                     450            72
                                         ___________  ___________
        Total Current Assets                    617         2,039

PROPERTY AND EQUIPMENT, net                   1,260         1,363
                                         ___________  ___________
                                           $  1,877    $    3,402
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable and accrued expenses    $  2,964    $    2,274
  Accounts payable - related party                -           872
  Advances from related party                18,255        16,075
                                         ___________  ___________
        Total Current Liabilities            21,219        19,221
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding               -             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,600,000 shares issued and
   outstanding                                1,600         1,600
  Capital in excess of par value             39,629        39,629
  Deficit accumulated during the
    development stage                       (60,571)      (57,048)
                                         ___________  ___________
     Total Stockholders' Equity (Deficit)    (19,342)     (15,819)
                                         ___________  ___________
                                           $  1,877    $    3,402
                                         ___________  ___________

Note: The balance sheet at December 31, 2001 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                  For the Three      From Inception
                                   Months Ended      on January 22,
                                    March 31,         1998 Through
                               ____________________   March 31,
                                 2002       2001          2002
                               _________  _________   ____________

REVENUE:
  Sales                       $       -  $       -    $    35,654

COST OF SALES                         -          -         22,787
                               _________  _________   ____________
GROSS PROFIT                          -          -         12,867

EXPENSES:
  General and administrative      3,523        660         71,128
                               _________  _________   ____________

LOSS FROM OPERATIONS             (3,523)      (660)       (58,261)
                               _________  _________   ____________

OTHER INCOME (EXPENSE):
  Loss on disposition of assets       -          -        (2,310)
                               _________  _________   ____________
    Total Other Income (Expense)      -          -        (2,310)
                               _________  _________   ____________
LOSS BEFORE INCOME TAXES         (3,523)      (660)       (60,571)

CURRENT TAX EXPENSE                   -          -              -

DEFERRED TAX EXPENSE                  -          -              -
                               _________  _________   ____________

NET LOSS                       $ (3,523)  $   (660)    $  (60,571)
                               _________  _________   ____________

LOSS PER COMMON SHARE          $  (.00)   $  (.00)     $    (.04)
                               _________  _________   ____________









 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                     For the Three       From Inception
                                      Months Ended       on January 22,
                                        March 31,         1998 Through
                                   ____________________    March 31,
                                       2002        2001       2002
                                   __________   ________   _________
Cash Flows From Operating Activities:
 Net loss                          $  (3,523)   $  (660)   $(60,571)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
   Loss on disposition                     -          -       2,310
   Non-cash expense                        -          -       5,060
   Depreciation and amortization         103         35       1,408
   Changes in assets and liabilities:
     (Increase) in inventory            (378)         -        (450)
      Increase in accounts payable       690          -       2,964
      Increase (decrease) in accounts
       payable - related party          (872)       300           -
                                   __________   ________   _________
     Net Cash (Used) by
      Operating Activities            (3,980)      (325)    (49,279)
                                   __________   ________   _________
Cash Flows From Investing Activities:
 Payments for property and equipment       -       (300)     (4,978)
                                   __________   ________   _________
     Net Cash (Used) by
      Investing Activities                 -       (300)     (4,978)
                                   __________   ________   _________

Cash Flows From Financing Activities:
 Proceeds from common stock issuance       -          -      41,850
 Payments for stock offering costs         -          -      (5,681)
 Advances from related party           2,180        590      18,255
                                   __________   ________   _________
     Net Cash Provided by
      Financing Activities             2,180        590      54,424
                                   __________   ________   _________
Net Increase (Decrease) in Cash       (1,800)       (35)        167

Cash at Beginning of Period            1,967        366           -
                                   __________   ________   _________
Cash at End of Period               $    167  $     331    $    167
                                   __________   ________   _________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                         $     -    $      -     $     -
   Income taxes                     $     -    $      -     $     -

Supplemental Schedule of Noncash Investing and Financing Activities:
 For the three months ended March 31, 2002:
   None

 For the three months ended March 31, 2001:
   None







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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

  Property and Equipment - Property and equipment is stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of three to five years.

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

  Accounting  Estimates  -  The  preparation  of  financial  statements   in
  conformity  with generally accepted accounting principles  in  the  United
  States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

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

  Reclassification - The financial statements for periods prior to March 31, 2002 have been reclassified to conform to the headings and classifications used in the March 31, 2002 financial statements.

NOTE 2 - INVENTORY

  Inventory consists of the following at:

                                         March 31,  December 31,
                                            2002        2001
                                        ___________ ___________
         Harvested crops                          $ 72        $   72
         Growing crops                                      378   -
                                        ___________ ___________
                                         $      450 $        72
                                        ___________ ___________

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following at:

                                         March 31,  December 31,
                                            2002        2001
                                        ___________ ___________
         Greenhouse                      $      662 $       662
         Soil                                   439         439
         Equipment                              699         699

         Less accumulated depreciation        (540)       (437)
                                        ___________ ___________
                                         $    1,260 $     1,363
                                        ___________ ___________

  Depreciation expense for the three months ended March 31, 2002 and 2001 amounted to $103 and $35, respectively.

  During November 2000, the Company's Greenhouse was destroyed in a fire, and the Greenhouse was written-off for a loss of $2,310 during the year ended December 31, 2000. In March 2001, the Company completed construction of a new greenhouse.

NOTE 4 - CAPITAL STOCK AND WARRANTS

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at March 31, 2002 and December 31, 2001.

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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2002, the Company has available unused operating loss carryforwards of approximately $60,500, which may be applied against future taxable income and which expire in various years through 2022.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $18,800 and $17,600 as of March 31, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the three months ended March 31, 2002 is approximately $1,200.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the three months ended March 31, 2002 and 2001, the Company paid $250 and $250, respectively, in salary to the Company's president.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Greenhouse and Property - The Company rents property of an officer/shareholder of the Company for its agricultural activities. Rent expense for the three months ended March 31, 2002 and 2001 amounted to $275 and $275, respectively.

  Shareholder Advances - During the three months ended March 31, 2002, a shareholder of the Company made advances of $2,180 to the Company to pay expenses of the Company. No interest is being accrued on the advances.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                       For the Three       From Inception
                                        Months Ended       on January 22,
                                         March 31,          1998 Through
                                   _____________________     March 31,
                                      2002         2001        2002
                                   _________    _________    _________
    Loss from continuing operations
      available to common shareholders
      (numerator)                   $(3,523)     $ (660)     $ (60,571)
                                   _________    _________    _________
    Weighted average number of
      common shares outstanding
      used in loss per share for the
      period (denominator)         1,600,000    1,600,000    1,590,288
                                   _________    _________    _________

  At March 31, 2002, the Company had 800,000 outstanding warrants which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 9 - CONCENTRATIONS

  Location - The Company is located in Salt Lake City, Utah. All activities of the Company are located in the Salt Lake City area. The Company grows and stores all of its crops at one location in the Salt Lake City area.

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

     The Company was incorporated January 22, 1998. Upon inception, the Company issued 1,450,000 shares of common stock to its founding stockholders. On April 2, 1998, the Company commenced a public offering of up to 150,000 shares of its common stock, in reliance upon Rule 504 of Regulation D, promulgated by the U.S. Securities & Exchange Commission under the Securities Act of 1933. The offering closed in May, 1998. Pursuant thereto, the Company sold 150,000 shares, increasing the total issued and outstanding common stock to 1,600,000 shares.

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

     Gourmet Herb Growers commenced planned principal operations and began to generate revenues from sales of its produce during the first year of operations in amounts sufficient to generate a gross profit. However, revenues have not yet been generated in sufficient amounts to offset operating costs, resulting in a net loss each year since inception.

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


                              GOURMET HERB GROWERS, INC.



Date: May 14, 2002            by:   /s/ Rino Di Meo
                              Rino Di Meo, President & Director