Form 10QSB
period 2002-06-30
GOURMET HERB GROWERS INC
filed 2002-08-15
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2002

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

The number of $.001 par value common shares outstanding at June 30, 2002:
1,600,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                     PAGE


        -  Unaudited Condensed Balance Sheets,
            June 30, 2002 and December 31, 2001                       2


        -  Unaudited Condensed Statements of Operations, for
            the three and six months ended June 30, 2002 and
             2001 and from inception on January 22, 1998
             through June 30, 2002                                    3


        -  Unaudited Condensed Statements of Cash Flows, for
             the six months ended June 30, 2002 and 2001 and from
             inception on January 22, 1998 through June 30, 2002      4


        -  Notes to Unaudited Condensed Financial Statements        5 - 9

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                           June 30,   December 31,
                                             2002         2001
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                     $     225   $    1,967
  Inventory                                        -           72
                                         ___________  ___________
    Total Current Assets                         225        2,039

PROPERTY AND EQUIPMENT, net                    1,156        1,363
                                         ___________  ___________
                                           $   1,381   $    3,402
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable and accrued expenses    $     909   $    2,274
  Accounts payable - related party                 -          872
  Advances from related party                 21,905       16,075
                                         ___________  ___________
    Total Current Liabilities                 22,814       19,221
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,600,000 shares issued and
   outstanding                                 1,600        1,600
  Capital in excess of par value              39,629       39,629
  Deficit accumulated during the
    development stage                       (62,662)     (57,048)
                                         ___________  ___________
    Total Stockholders' Equity (Deficit)    (21,433)     (15,819)
                                         ___________  ___________
                                           $   1,381   $    3,402
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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                    From
                            For the Three        For the Six      Inception
                             Months Ended        Months Ended   on January 22,
                               June 30,            June 30,     1998, Through
                         ___________________  __________________   June 30,
                             2002     2001      2002      2001      2002
                         _________  ________  ________  ________  _________

REVENUE :
  Sales                   $     -   $ 1,130    $    -   $ 1,130  $  35,654

COST OF SALES                 554     1,853       554     1,853     23,341
                         _________  ________  ________  ________  _________
GROSS PROFIT                 (554)     (723)     (554)     (723)    12,313

EXPENSES:
  General and
   administrative           1,537     4,834     5,060     5,591     72,665
                         _________  ________  ________  ________  _________

LOSS FROM OPERATIONS       (2,091)   (5,557)   (5,614)   (6,314)   (60,352)
                         _________  ________  ________  ________  _________

OTHER INCOME (EXPENSE):
  Loss on disposition
   of assets                    -         -         -         -     (2,310)
                         _________  ________  ________  ________  _________
   Total Other
     Income (Expense)           -         -         -         -     (2,310)
                         _________  ________  ________  ________  _________
LOSS BEFORE INCOME TAXES   (2,091)   (5,557)   (5,614)   (6,314)   (62,662)

CURRENT TAX EXPENSE             -         -         -         -          -

DEFERRED TAX EXPENSE            -         -         -         -          -
                         _________  ________  ________  ________  _________

NET LOSS                  $(2,091)  $(5,557)  $(5,614)  $(6,314)  $(62,662)
                         _________  ________  ________  ________  _________

LOSS PER COMMON SHARE     $ (.00)   $ (.00)   $ (.00)   $ (.00)   $ (.04)
                         _________  ________  ________  ________  _________










 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                               FROM
                                            For the Six      Inception
                                           Months Ended     on January 22,
                                             June 30,        1998 Through
                                      _____________________   June 30,
                                          2002      2001         2002
                                      _________  __________  _________
Cash Flows From Operating Activities:
 Net loss                             $  (5,614) $  (6,314)  $ (62,662)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
   Loss on disposition                        -          -       2,310
   Non-cash expense                           -          -       5,060
   Depreciation and amortization            207         94       1,512
   Changes in assets and liabilities:
    Decrease in inventory                    72          -           -
    Decrease in prepaid assets                -         15           -
    Increase (decrease)
     in accounts payable                 (1,365)         -         909
    Increase (decrease) in accounts
     payable - related party               (872)     1,845           -
                                      _________  __________  _________
     Net Cash (Used) by
      Operating Activities               (7,572)    (4,360)    (52,871)
                                      _________  __________  _________
Cash Flows From Investing Activities:
 Payments for property and equipment          -       (421)     (4,978)
                                      _________  __________  _________
     Net Cash (Used) by
      Investing  Activities                   -       (421)     (4,978)
                                      _________  __________  _________

Cash Flows From Financing Activities:
 Proceeds from common stock issuance          -          -      41,850
 Payments for stock offering costs            -          -      (5,681)
 Advances from related party              5,830      6,190      21,905
                                      _________  __________  _________
     Net Cash Provided by
      Financing Activities                5,830      6,190      58,074
                                      _________  __________  _________
Net Increase (Decrease) in Cash          (1,742)     1,409       2,822

Cash at Beginning of Period               1,967        366           -
                                      _________  __________  _________
Cash at End of Period                  $    225  $   1,775   $     225
                                      _________  __________  _________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                            $    -    $      -    $     -
   Income taxes                        $    -    $      -    $     -

Supplemental Schedule of Noncash Investing and Financing Activities:
 For the six months ended June 30, 2002:
   None

 For the six months ended June 30, 2001:
   None




 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Gourmet Herb Growers, Inc. ("the Company") was organized under the laws of the State of Nevada on January 22, 1998. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company grows gourmet herbs and vegetables for restaurants and delicatessens in Salt Lake City, Utah. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", were recently issued. SFAS No. 141, 142, 143, 144 and 145 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification - The financial statements for periods prior to June 30, 2002 have been reclassified to conform to the headings and classifications used in the June 30, 2002 financial statements.

NOTE 2 - INVENTORY

  Inventory consists of the following at:

                                          June 30,  December 31,
                                            2002        2001
                                        ___________  ___________
         Harvested crops                 $       -    $     72
         Growing crops                           -           -
                                        ___________  ___________
                                         $       -    $     72
                                        ___________  ___________

  Severe Weather - Due to the severe weather experienced in the Salt Lake City area, the Company has decided not to produce any crops during the year ended December 31, 2002. All costs accumulated as inventory were expensed during the quarter ended June 30, 2002.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following at:

                                          June 30,  December 31,
                                            2002        2001
                                        ___________ ___________
         Greenhouse                      $      662 $       662
         Soil                                   439         439
         Equipment                              699         699
                                        ___________ ___________
                                              1,800       1,800

         Less accumulated depreciation        (644)       (437)
                                        ___________ ___________
                                         $    1,156 $     1,363
                                        ___________ ___________

  Depreciation expense for the six months ended June 30, 2002 and 2001 amounted to $207 and $94, respectively.

  During November 2000, the Company's Greenhouse was destroyed in a fire, and the Greenhouse was written-off for a loss of $2,310 during the year ended December 31, 2000. In March 2001, the Company completed construction of a new greenhouse.

NOTE 4 - CAPITAL STOCK AND WARRANTS

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at June 30, 2002 and December 31, 2001.

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

  Common Stock Warrants Offering - During 1999 the Company declared a dividend of 800,000 warrants to purchase common stock ("the warrants") to shareholders of record as of November 5, 1999. The Company filed a registration statement with the United States Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933 to register the shares of common stock underlying the warrants. Each warrant allowed the holder to acquire one share of common stock at $1.25 per share. All 800,000 warrants expired June 30, 2002.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2002, the Company has available unused operating loss carryforwards of approximately $62,600, which may be applied against future taxable income and which expire in various years through 2022.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $21,200 and $17,600 as of June 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the six months ended June 30, 2002 is approximately $3,600.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management  Compensation - During the six months ended June 30,  2002  and
  2001, the Company paid $250 and $750, respectively, in salary to the Company's president.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Greenhouse and Property - The Company rents property of an officer/shareholder of the Company for its agricultural activities. Rent expense for the six months ended June 30, 2002 and 2001 amounted to $275 and $1,100, respectively.

  Shareholder Advances - During the six months ended June 30, 2002, a shareholder of the Company made advances of $5,830 to the Company to pay expenses of the Company. No interest is being accrued on the advances.

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

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:
                                                                    From
                          For the Three        For the Six       Inception
                           Months Ended        Months Ended    on January 22,
                             June 30,            June 30,      1998, Through
                      ____________________  ____________________   June 30,
                         2002       2001      2002       2001       2002
                      _________  _________  _________  _________  _________
   Loss from continuing
    operations available
    to common shareholders
    (numerator)         $(2,091)  $(5,557)   $(5,614)   $(6,314)  $(62,662)
                      _________  _________  _________  _________  _________
   Weighted average
    number of common
    shares outstanding
    used in loss per
    share for the
    period
    (denominator)     1,600,000  1,600,000  1,600,000  1,600,000  1,590,833
                      _________  _________  _________  _________  _________

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

     In July, 1999, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register the distribution and exercise of warrants. This registration statement was declared effective on November 5, 1999. At that time the Company became subject to the information requirements of the Securities Exchange Act of 1934. Accordingly, the Company files annual and quarterly reports and other information with the Commission. Pursuant to the offering the Company then distributed 800,000 warrants. The warrants were exercisable at $1.25 per share, on or before June 30, 2002. The warrants have now expired, and no securities were ever sold pursuant to the offering.

PLAN OF OPERATIONS.

     Management's plan of operation for the next twelve months is to continue using existing capital to provide general working capital during the next twelve months.

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

     (d) In July, 1999, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register the distribution and exercise of warrants. This registration statement was declared effective on November 5, 1999. Pursuant to the offering the Company then distributed 800,000 warrants. The warrants were exercisable at $1.25 per share, on or before June 30, 2002. The warrants have now expired, and no securities were ever sold pursuant to the offering.

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


                              GOURMET HERB GROWERS, INC.



Date:  August 14, 2002             by:   /s/ Rino Di Meo
                                   Rino Di Meo, President & Director




Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     The undersigned Chief Executive Officer and Chief Financial Officer certify that this report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  August 14, 2002             by:   /s/ Rino Di Meo
                                   Rino Di Meo, President & Director