Form 10QSB
period 2002-09-30
GOURMET HERB GROWERS INC
filed 2002-11-12
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2002

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

The number of $.001 par value common shares outstanding at September 30, 2002:
1,600,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2002

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                PAGE


        _  Unaudited Condensed Balance Sheets,
            September 30, 2002 and December 31, 2001              2


        -  Unaudited Condensed Statements of Operations,
            for the three and nine months ended
            September 30, 2002 and 2001 and from
            inception on January 22, 1998 through
            September 30, 2002                                    3


        -  Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2002
            and 2001 and from inception on January 22,
            1998 through September 30, 2002                       4


        -  Notes to Unaudited Condensed Financial Statements    5 - 9

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                        September 30, December 31,
                                             2002         2001
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $      288   $    1,967
  Inventory                                        -           72
                                         ___________  ___________
    Total Current Assets                         288        2,039

PROPERTY AND EQUIPMENT, net                    1,050        1,363
                                         ___________  ___________
                                          $    1,338   $    3,402
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable and accrued expenses   $       24   $    2,274
  Accounts payable - related party                 -          872
  Advances from related party                 24,505       16,075
                                         ___________  ___________
    Total Current Liabilities                 24,529       19,221
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,600,000 shares issued and
   outstanding                                 1,600        1,600
  Capital in excess of par value              39,629       39,629
  Deficit accumulated during the
    development stage                       (64,420)     (57,048)
                                         ___________  ___________
    Total Stockholders' Equity (Deficit)    (23,191)     (15,819)
                                         ___________  ___________
                                          $    1,338   $    3,402
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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                             For the Three       For the Nine    From Inception
                             Months Ended        Months Ended    on January 22,
                             September 30,       September 30,    1998, Through
                          __________________  __________________  September 30,
                             2002      2001      2002      2001       2002
                          ________  ________  ________  ________   _________

REVENUE :
  Sales                   $     -    $5,767    $    -   $ 6,897   $  35,654

COST OF SALES                 106     2,281       660     4,134      23,447
                          ________  ________  ________  ________   _________
GROSS PROFIT                 (106)    3,486      (660)    2,763      12,207

EXPENSES:
  General and
   administrative           1,652     4,892     6,712    10,483      74,317
                          ________  ________  ________  ________   _________

LOSS FROM OPERATIONS       (1,758)   (1,406)   (7,372)   (7,720)    (62,110)
                          ________  ________  ________  ________   _________

OTHER INCOME (EXPENSE):
  Loss on disposition
   of assets                    -         -         -         -      (2,310)
                          ________  ________  ________  ________   _________
  Total Other
   Income (Expense)             -         -         -         -      (2,310)
                          ________  ________  ________  ________   _________
LOSS BEFORE INCOME TAXES   (1,758)   (1,406)   (7,372)   (7,720)    (64,420)

CURRENT TAX EXPENSE             -         -         -         -           -

DEFERRED TAX EXPENSE            -         -         -         -           -
                        _____________________________________________

NET LOSS                  $(1,758)  $(1,406)  $(7,372)  $(7,720)   $(64,420)
                          ________  ________  ________  ________   _________

LOSS PER COMMON SHARE     $  (.00)  $  (.00)  $  (.00)  $  (.00)   $   (.04)
                          ________  ________  ________  ________   _________










 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                        For the Nine         From Inception
                                        Months Ended         on January 22,
                                        September 30,         1998 Through
                                       ____________________   September 30,
                                          2002       2001         2002
                                       ________   _________     _________
Cash Flows From Operating Activities:
 Net loss                              $ (7,372)  $  (7,720)     $(64,420)
 Adjustments to reconcile
  net loss to net cash
  used by operating activities:
   Loss on disposition                        -           -         2,310
   Non-cash expense                           -           -         5,060
   Depreciation and amortization            313         150         1,618
   Changes in assets and liabilities:
     Decrease in inventory                   72           -             -
     Decrease in prepaid assets               -          15             -
      Increase (decrease) in
        accounts payable                 (2,250)      1,245            24
      Increase (decrease) in
        accounts payable
        - related party                    (872)        775             -
                                       ________   _________     _________
     Net Cash (Used) by
      Operating Activities              (10,109)     (5,535)      (55,408)
                                       ________   _________     _________
Cash Flows From Investing Activities:
 Payments for property and equipment          -        (421)       (4,978)
                                       ________   _________     _________
     Net Cash (Used) by
      Investing  Activities                   -        (421)       (4,978)
                                       ________   _________     _________

Cash Flows From Financing Activities:
 Proceeds from common stock issuance          -           -        41,850
 Payments for stock offering costs            -           -        (5,681)
 Advances from related party              8,430       7,940        24,505
                                       ________   _________     _________
     Net Cash Provided by
      Financing Activities                8,430       7,940        60,674
                                       ________   _________     _________
Net Increase (Decrease) in Cash          (1,679)      1,984           288

Cash at Beginning of Period               1,967         366             -
                                       ________   _________     _________
Cash at End of Period                  $    288   $   2,350      $    288
                                       ________   _________     _________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                            $      -   $       -      $      -
   Income taxes                        $      -   $       -      $      -

Supplemental Schedule of Noncash Investing and Financing Activities:
 For the nine months ended September 30, 2002:
   None

 For the nine months ended September 30, 2001:
   None




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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146 and 147 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification - The financial statements for periods prior to September
  30,   2002  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the September 30, 2002 financial statements.

NOTE 2 - INVENTORY

  Inventory consists of the following at:

                                       September 30,December 31,
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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following at:

                                       September 30,   December 31,
                                            2002           2001
                                        ___________    ___________
         Greenhouse                      $      662    $       662
         Soil                                   439            439
         Equipment                              699            699
                                        ___________    ___________
                                              1,800          1,800

         Less accumulated depreciation        (750)          (437)
                                        ___________    ___________
                                         $    1,050    $     1,363
                                        ___________    ___________

  Depreciation expense for the nine months ended September 30, 2002 and 2001 amounted to $313 and $150, respectively.

  During November 2000, the Company's Greenhouse was destroyed in a fire, and the Greenhouse was written-off for a loss of $2,310 during the year ended December 31, 2000. In March 2001, the Company completed construction of a new greenhouse.

NOTE 4 - CAPITAL STOCK AND WARRANTS

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at September 30, 2002 and December 31, 2001.

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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2002, the Company has available unused operating loss carryforwards of approximately $64,400, which may be applied against future taxable income and which expire in various years through 2022.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $21,900 and $17,600 as of September 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the nine months ended September 30, 2002 is approximately $4,300.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the nine months ended September 30, 2002 and 2001, the Company paid $250 and $1,750, respectively, in salary to the Company's president.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Greenhouse and Property - The Company rents property of an officer/shareholder of the Company for its agricultural activities. Rent expense for the nine months ended September 30, 2002 and 2001 amounted to $275 and $1,925, respectively.

  Shareholder Advances - During the nine months ended September 30, 2002, a shareholder of the Company made advances of $8,430 to the Company to pay expenses of the Company. No interest is being accrued on the advances.

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

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                                                       From
                                                                     Inception
                           For the Three        For the Nine        on January
                           Months Ended         Months Ended         22, 1998
                           September 30,        September 30,         Through
                        ____________________  ____________________   September
                           2002       2001       2002      2001       30, 2002
                        _________  _________  _________  _________   _________
  Loss from continuing
  operations available
  to common shareholders
  (numerator)            $(1,758)   $(1,406)   $(7,372)  $(7,720)    $(64,420)
                        _________  _________  _________  _________   _________
  Weighted average
  number of common
  shares outstanding
  used in loss per
  share for the
  period (denominator)  1,600,000  1,600,000  1,600,000  1,600,000   1,591,326
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


ITEM 3. CONTROLS AND PROCEDURES.

     The issuer's principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Rule 15d-14) for the issuer and have:

     designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

     evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date").

     Based on their evaluation as of the Evaluation Date, their conclusions about the effectiveness of the disclosure controls and procedures were that nothing indicated:

     any significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data;

     any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; or

     any material weaknesses in internal controls that have been or should be identified for the issuer's auditors and disclosed to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function).

     Changes in internal controls. There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


                              Gourmet Herb Growers, Inc.



Date: November 8, 2002        by:   /s/ Rino Di Meo
                              Rino Di Meo, President & Director




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



Date: November 8, 2002        by:   /s/ Rino Di Meo
                              Rino Di Meo, President & Director

                           CERTIFICATIONS*
I, Rino Di Meo, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Gourmet Herb Growers, Inc., the registrant;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 8, 2002        by:   /s/ Rino Di Meo
                              Rino Di Meo, President & Director
                    (Chief Executive Officer and Chief Financial Officer)

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.