Form 10KSB
period 2002-12-31
GOURMET HERB GROWERS INC
filed 2003-03-24
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002    Commission File No. 333-83375

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

The Issuer's revenues for its most recent fiscal year.           $ -0-

As of March 14, 2003, the aggregate market value of voting stock held by non-affiliates was approximately $37,500

The number of shares outstanding of the Issuer's common stock at : 1,600,000

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

     (B)  BUSINESS OF COMPANY.

     Gourmet Herb Growers was formed to engage in the business of growing gourmet herbs and specialty vegetables for sale to and use by restaurants and delicatessens. This business was not successful, the Company experienced losses from its inception and operations were eventually discontinued. The Company is not presently engaged in any significant business activities and has no operations. Presently the Company's principal activity has been to investigate potential acquisitions. However, the Company has not located any suitable potential business acquisition and has no plans, commitments or arrangements with respect to any potential business venture. There is no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital.

ITEM 2.   PROPERTIES

      Gourmet Herb Growers's principal address is located at the business address of the president in Salt Lake City, Utah.

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

                               PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (A)  MARKET INFORMATION.

     The common stock is quoted on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol "GMHB", but has not been traded in the over-the-counter market except on a very limited and sporadic basis. The following sets forth high and low bid price quotations for each calendar quarter during the last two fiscal years that trading occurred or quotations were available. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     Quarter Ended                 High                Low
     March 31, 2001                .51                 .51
     June 30, 2001                 .51                 .51
     September 30, 2001            .51                 .50
     December 31, 2001             .35                 .35

     March 31, 2002                .35                 .35
     June 30, 2002                 .35                 .35
     September 30, 2002            .35                 .35
     December 31, 2002             .35                 .25

     (B)  HOLDERS.

     As of March 14, 2003, there were about 41 record holders of the Common
Stock.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS.

     Management's plan of operation for the next twelve months is to continue using existing capital to provide general working capital during the next twelve months. The Company has no operating capital or income producing assets. At this time, we do not know how long it will be necessary to fund necessary expenditures from existing capital. The Company is not presently engaged in any significant business activities and has no operations. Presently the Company's principal activity has been to investigate potential acquisitions. However, the Company has not located any suitable potential business acquisition and has no plans, commitments or arrangements with respect to any potential business venture. There is no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital. We do not anticipate any capital commitments for product research and development or significant purchases of plant or equipment, or any change in the number of employees.

      Since the business was unsuccessful, investors have lost the money invested and management will not attempt to pursue further efforts with respect to the business, and it is unlikely the Company would have the financial ability to do so in any event. Instead management will call a shareholders meeting to decide whether to liquidate the Company or what direction the Company will pursue, if any.

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. Management plans to maintain its filings and curtail operations and activities to keep it in existence. This may require additional advances from stockholders to pay accounting and legal fees associated with its filings. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

ITEM 10.  EXECUTIVE COMPENSATION.

     The president was employed part time by Gourmet Herb Growers to do the gardening work. The following table summarizes executive compensation paid or accrued during the past three years for our Chief Executive Officer.

                      SUMMARY COMPENSATION TABLE

Name                                  Other
And                                   Annual     All Other
Principal                                        Compen-
Position      Year Salary($)Bonus($)  Compen-    sation($)
                                      sation($)

Rino Di Meo   2002   250
CEO           2001 2,500
              2000 3,332

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

     Gourmet Herb Growers relies heavily upon its president for all operations. Also, because of the affiliated nature of the herb growing with the restaurant owned by the president, Gourmet Herb Growers sold most of its produce to this restaurant. During 1998, the first year of operation, Gourmet Herb Growers built a greenhouse on property owned by its president. During November 2000, the company's greenhouse was destroyed in a fire, but was later rebuilt. The property was used by Gourmet Herb Growers for gardening and green housing, at no expense to it. Gourmet Herb Growers also uses the business address of the president as its mailing address at no expense.

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

     (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES.

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

     Changes in internal controls. There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2002

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]



                                 CONTENTS

                                                            PAGE

        -  Independent Auditors' Report                        1


        -  Balance Sheet, December 31, 2002                    2


        -  Statements of Operations, for the years
            ended December 31, 2002 and 2001
            and from inception on January 22, 1998
            through December 31, 2002                          3


        -  Statement of Stockholders' Equity (Deficit),
            from inception on January 22, 1998 through
            December 31, 2002                                  4


        -  Statements of Cash Flows, for the years
            ended December 31, 2002 and 2001
            and from inception on January 22, 1998
            through December 31, 2002                          5


        -  Notes to Financial Statements                  6 - 12

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
GOURMET HERB GROWERS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Gourmet Herb Growers, Inc. [a development stage company] at December 31, 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001 and from inception on January 22, 1998 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Gourmet Herb Growers, Inc. [a development stage company] as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and from inception on January 22, 1998 through December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.





PRITCHETT, SILER & HARDY, P.C.

January 15, 2003
Salt Lake City, Utah

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS

                                                              December 31,
                                                                  2002
                                                              ____________
CURRENT ASSETS:
  Cash                                                        $         44
  Payroll tax receivable                                                22
  Prepaid expense                                                       85
                                                              ____________
        Total Current Assets                                           151

ASSETS OF DISCONTINUED OPERATIONS                                        -
                                                              ____________
                                                              $        151
                                                              ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                            $        720
  Advances from related party                                       25,005
                                                              ____________
        Total Current Liabilities                                   25,725
                                                              ____________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized, no
   shares issued and outstanding                                         -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,600,000 shares issued and
   outstanding                                                       1,600
  Capital in excess of par value                                    39,629
  Earnings (deficit) accumulated
   during the development stage                                    (66,803)
                                                              ____________
        Total Stockholders' Equity (Deficit)                       (25,574)
                                                              ____________
                                                              $        151
                                                              ____________





 The accompanying notes are an integral part of this financial statement.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS

                                                                       From
                                                  For the         Inception on
                                                 Year Ended         January 22,
                                                December 31,       1998 Through
                                           ______________________  December 31,
                                              2002        2001         2002
                                           __________  __________  ____________

REVENUE                                    $        -  $        -  $          -

EXPENSES:
  General and administrative                        -           -             -
                                           __________  __________  ____________
      Total Expenses                                -           -             -
                                           __________  __________  ____________

LOSS BEFORE INCOME TAXES                            -           -             -

CURRENT TAX EXPENSE                                 -           -             -

DEFERRED TAX EXPENSE                                -           -             -
                                           __________  __________  ____________

LOSS FROM CONTINUING OPERATIONS                     -           -             -
                                           __________  __________  ____________

DISCONTINUED OPERATIONS:
  Loss from operations of discontinued
    agricultural production business (net
    of $0 in income taxes)                     (9,755)     (7,930)     (66,803)
  Gain (loss) on disposal of discontinued
    operations (net of $0 in income taxes)          -           -             -
                                           __________  __________  ____________

LOSS FROM DISCONTINUED OPERATIONS              (9,755)     (7,930)     (66,803)
                                           __________  __________  ____________

NET LOSS                                   $   (9,755) $   (7,930) $   (66,803)
                                           __________  __________  ____________

LOSS PER COMMON SHARE:
  Continuing operations                    $        -  $        -  $          -
  Operations of discontinued agricultural
    production business                          (.01)       (.01)        (.04)
  Gain (loss) on disposal of discontinued
    operations                                      -           -             -
                                           __________  __________  ____________

  Net Loss Per Common Share                $     (.01) $     (.01) $      (.04)
                                           __________  __________  ____________

The accompanying notes are an integral part of these financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON JANUARY 22, 1998

                         THROUGH DECEMBER 31, 2002

                                                                       Deficit
                                                          Capital   Accumulated
                         Preferred Stock   Common Stock      in      During the
                          _____________  ________________ Excess of Development
                          Shares Amount   Shares   Amount  Par Value    Stage
                          ______ ______  _________ ______  _________  _________
BALANCE, January 22, 1998      - $    -          - $    -  $       -  $       -

Issuance of 1,450,000
  shares of common stock
  for cash at $.003 per
  share, January 1998          -      -  1,450,000  1,450      2,900          -

Issuance of 150,000 shares
  of common stock for cash
  at $.25 per share, net
  of stock offering costs
  of $5,681, April and May
  1998                         -      -    150,000    150     31,669          -

Rent-free use of property
  from an officer
  accounted for as a
  contribution to capital      -      -          -      -      2,300          -

Net loss for the period
  ended December 31, 1998      -      -          -      -          -   (10,803)
                          ______ ______  _________ ______  _________  _________
BALANCE, December 31, 1998     -      -  1,600,000  1,600     36,869   (10,803)

Rent-free use of property
  from an officer
  accounted for as a
  contribution to capital      -      -          -      -      2,760          -

Net loss for the year
  ended December 31, 1999      -      -          -      -          -   (26,310)
                          ______ ______  _________ ______  _________  _________
BALANCE, December 31, 1999     -      -  1,600,000  1,600     39,629   (37,113)

Net loss for the year
  ended December 31, 2000      -      -          -      -          -   (12,005)
                          ______ ______  _________ ______  _________  _________
BALANCE, December 31, 2000     -      -  1,600,000  1,600     39,629   (49,118)

Net loss for the year
  ended December 31, 2001      -      -          -      -          -    (7,930)
                          ______ ______  _________ ______  _________  _________
BALANCE, December 31, 2001     -      -  1,600,000  1,600     39,629   (57,048)

Net loss for the year
  ended December 31, 2002      -      -          -      -          -    (9,755)
                          ______ ______  _________ ______  _________  _________
BALANCE, December 31, 2002     -      -  1,600,000  1,600     39,629   (66,803)
                          ______ ______  _________ ______  _________  _________






 The accompanying notes are an integral part of this financial statement.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

                                                                      From
                                                  For the         Inception on
                                                 Year Ended        January 22,
                                                December 31,       1998 Through
                                           ______________________  December 31,
                                              2002        2001         2002
                                           __________  __________  ____________
Cash Flows from Operating Activities:
  Net loss                                 $   (9,755) $   (7,930) $   (66,803)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
   Impairment loss                                945           -           945
   Loss on disposition of assets                    -           -         2,310
   Non-cash expense                                 -           -         5,060
   Depreciation and amortization                  418         270         1,723
   Changes in assets and liabilities:
    (Increase) in payroll tax receivable         (22)          -           (22)
    (Increase) decrease in inventory              72         (72)             -
    (Increase) decrease in prepaid assets        (85)         15           (85)
    Increase (decrease) in accounts payable   (1,464)      2,274            810
    Increase (decrease) in accounts payable
     - related party                            (872)        120              -
    (Decrease) in accrued liabilities            (90)          -           (90)
                                           __________  __________  ____________
          Net Cash (Used) by Operating
           Activities                         (10,853)     (5,323)     (56,152)
                                           __________  __________  ____________
Cash Flows from Investing Activities:
  Payments for property and equipment               -      (1,101)      (4,978)
                                           __________  __________  ____________
          Net Cash (Used) by Investing
           Activities                               -      (1,101)      (4,978)
                                           __________  __________  ____________
Cash Flows from Financing Activities:
  Proceeds from common stock issuance               -           -        41,850
  Payments for stock offering costs                 -           -       (5,681)
  Advances from related party                   8,930       8,025        25,005
                                           __________  __________  ____________
          Net Cash Provided by Financing
           Activities                           8,930       8,025        61,174
                                           __________  __________  ____________

Net Increase (Decrease) in Cash                (1,923)      1,601            44

Cash at Beginning of Period                     1,967         366             -
                                           __________  __________  ____________

Cash at End of Period                      $       44  $    1,967  $         44
                                           __________  __________  ____________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                               $        -  $        -  $          -
    Income taxes                           $        -  $        -  $          -

Supplemental Schedule of Noncash Investing and Financing Activities:
   For the period from inception on January 22, 1998 through December 31, 2002:
     During the years ended December 31, 1999 and 1998, the Company used property of an officer/shareholder of the Company without paying rent, which has been accounted for as a capital contribution.

The accompanying notes are an integral part of these financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Gourmet Herb Growers, Inc. ("the Company") was organized under the laws of the State of Nevada on January 22, 1998. The Company was formed to grow gourmet herbs and vegetables for restaurants and delicatessens in Salt Lake City, Utah. The Company discontinued its agricultural production business effective December 31, 2002 [See Note 2]. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Accounts and Loans Receivable - The Company records accounts and loans receivable at the lower of cost or fair value. The Company determines the lower of cost or fair value of nonmortgage loans on an individual asset basis. The Company recognizes interest income on an account receivable based on the stated interest rate for past-due accounts over the period that the account is past-due. The Company recognizes interest income on a loan receivable based on the stated interest rate over the term of the loan. The Company accumulates and defers fees and costs associated with establishing a receivable to be amortized over the estimated life of the related receivable. The Company estimates allowances for doubtful accounts and loan losses based on the aged receivable balance and historical losses. The Company records interest income on delinquent accounts and loans receivable only when payment is received. The Company first applies payments received on delinquent accounts and loans receivable to eliminate the outstanding principal. The Company charges off uncollectible accounts and loans receivable when management estimates no possibility of collecting the related receivable. The Company considers accounts and loans receivable to be past-due or delinquent based on contractual terms.

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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Revenue Recognition - The Company recognizes revenue upon delivery of the product.

  Discontinued Operations - The Company has adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 modifies previous disclosures and requires additional disclosures for discontinued operations and the assets associated with discontinued operations.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the periods presented in accordance with Statement of Financial Accounting Standards No. 128, "Earning Per Share" [See Note 9].

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", were recently issued. SFAS No. 141, 142, 143, 145, 146, 147 and 148 have no current applicability to the Company or their effect on the financial statements would not have been significant. The Company has adopted SFAS No. 144 and has applied it to the year ended December 31, 2002.

  Reclassification - The financial statements for periods prior to  December
  31,   2002  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the December 31, 2002 financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2002, the Company discontinued its agricultural production business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS [Continued]

  The assets of the agricultural production business held for disposal consist of the following at:

                                                              December 31,
                                                                  2002
                                                              ____________
         Property and equipment, net                          $          -
                                                              ____________
           Total Assets of Discontinued Operations            $          -
                                                              ____________

  The following is a summary of the results of operations of the Company's discontinued agricultural production business:

                                                 For the        From Inception
                                                Year Ended      on January 22,
                                               December 31,      1998 Through
                                          ______________________ December 31,
                                             2002        2001         2002
                                          __________  __________  ____________
    Revenue                               $        -  $   10,177  $     35,654
    Cost of sales                               (765)     (7,270)      (23,552)
    General and administrative                (8,045)    (10,837)      (75,650)
    Impairment loss                             (945)          -          (945)
    Loss on disposition of assets                  -           -        (2,310)
                                          __________  __________  ____________
    Net loss                              $   (9,755) $   (7,930) $    (66,803)
                                          __________  __________  ____________

NOTE 3 - INVENTORY

  Inventory consists of the following:

                                                              December 31,
                                                                  2002
                                                              ____________
         Harvested crops                                      $          -
         Growing crops                                                   -
                                                              ____________
                                                              $          -
                                                              ____________

  Severe Weather - Due to the severe weather experienced in the Salt Lake City area, the Company did not to produce any crops during the year ended December 31, 2002. All costs accumulated as inventory were expensed during the quarter ended June 30, 2002.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

  On December 31, 2002, the Company discontinued its agricultural production business. In accordance with the Company's plan of disposal, the carrying amount of property and equipment have been reduced to their net realizable value. Due to the difficulty of moving the greenhouse and soil and due to the age of the equipment, the Company expects the sale of its property and equipment to raise only nominal amounts, if the Company is able to sell the property and equipment at all. In December 2002, the Company recognized an impairment loss of $945 to reduce the carrying amount of the property and equipment to their net realizable value. The Company is actively seeking a buyer and expects to sell its property and equipment during 2003.

  Property and equipment consists of the following at:

                                                              December 31,
                                                                  2002
                                                              ____________
         Greenhouse                                           $        662
         Soil                                                          439
         Equipment                                                     699
                                                              ____________
                                                                     1,800

         Less accumulated depreciation                                (855)
         Less impairment loss                                         (945)
                                                              ____________
                                                              $          -
                                                              ____________

  Depreciation expense for the year ended December 31, 2002 and 2001 amounted to $418 and $270, respectively.

  During November 2000, the Company's Greenhouse was destroyed in a fire, and the Greenhouse was written-off for a loss of $2,310 during the year ended December 31, 2000. In March 2001, the Company completed construction of a new greenhouse.

NOTE 5 - CAPITAL STOCK AND WARRANTS

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at December 31, 2002.

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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK AND WARRANTS [Continued]

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

NOTE 6 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2002, the Company has available unused operating loss carryforwards of approximately $65,900, which may be applied against future taxable income and which expire in various years through 2022.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $22,400 and $17,600 as of December 31, 2002 and 2001, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2002 is approximately $4,800.

NOTE 7 - RELATED PARTY TRANSACTIONS

  Management  Compensation - During the year ended  December  31,  2002  and
  2001, the Company paid $250 and $2,500, respectively, in salary to the Company's president.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Greenhouse and Property - The Company rents property of an officer/shareholder of the Company for its agricultural activities. Rent expense for the year ended December 31, 2002 and 2001 amounted to $275 and $1,998, respectively.

  Sales - During the year ended December 31, 2002 and 2001, respectively, the Company sold $0 and $2,620 (approximately 26% of total sales) of the Company's product to a restaurant owned by the Company's president.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS [Continued]

  Shareholder Advances - During the year ended December 31, 2002, a shareholder of the Company made advances of $8,930 to the Company to pay expenses of the Company. The advances bear no interest and are due on demand.

  Operating Expenses - For the years ended December 31, 2002 and 2001, respectively, the president of the Company was reimbursed $0 and $550 for automobile expenses related to delivery of products to customers and $0 and $1,010 for utilities expense related to operation of the greenhouse.

NOTE 8 - GOING CONCERN

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

NOTE 9 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                                  For the        From Inception
                                                 Year Ended      on January 22,
                                                December 31,       1998 Through
                                           ______________________  December 31,
                                              2002        2001         2002
                                           __________  __________  ____________
    Loss from continuing operations
     (numerator)                           $        -  $        -  $          -
    Loss from discontinued operations
     (numerator)                               (9,755)     (7,930)     (66,803)
    Gain (loss) on disposal of discontinued
     operations (numerator)                         -           -             -
                                           __________  __________  ____________
     Loss available to common shareholders
      (numerator)                          $   (9,755) $   (7,930) $   (66,803)
                                           __________  __________  ____________
    Weighted average number of common
     shares outstanding used in loss per
     share for the period (denominator)     1,600,000   1,600,000     1,591,768
                                           __________  __________  ____________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 10 - CONCENTRATIONS

  Location - The Company is located in Salt Lake City, Utah. All activities of the Company are located in the Salt Lake City area. The Company grows and stores all of its crops at one location in the Salt Lake City area.

NOTE 11 - SUBSEQUENT EVENTS

  Shareholder  Advances - During January 2003, a shareholder of the  Company
  made advances of $870 to the Company to pay expenses of the Company.   The
  advances bear no interest and are due on demand.

                              SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


GOURMET HERB GROWERS, INC.



By:   /s/ Rino Di Meo                     Date:   March 21, 2003
     Rino Di Meo, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:    /s/ Rino Di Meo                    Date:    March 21, 2003
     Rino Di Meo, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer



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




Date:   March 21, 2003   by:    /s/ Rino Di Meo
                          Rino Di Meo, President & Director

                           CERTIFICATIONS*
I, Rino Di Meo, certify that:
1. I have reviewed this annual report on Form 10-KSB of Gourmet Herb Growers, Inc., the registrant;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 21, 2003          by:     /s/ Rino Di Meo
                         Rino Di Meo, President & Director
                    (Chief Executive Officer and Chief Financial Officer)

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