Form 10QSB
period 2003-03-31
GOURMET HERB GROWERS INC
filed 2003-05-14
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2003

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

The number of $.001 par value common shares outstanding at March 31, 2003:
1,600,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2003

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                               PAGE


        _   Unaudited Condensed Balance Sheets,
            March 31, 2003 and December 31, 2002                 2


        -   Unaudited Condensed Statements of Operations,
            for the three months ended March 31, 2003
            and 2002 and from inception on January 22,
            1998 through March 31, 2003                          3


        -   Unaudited Condensed Statements of Cash Flows,
            for the three months ended March 31, 2003
            and 2002 and from inception on January 22,
            1998 through March 31, 2003                          4


        -   Notes to Unaudited Condensed Financial Statements  5 - 11

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                          March 31,   December 31,
                                             2003         2002
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $      175   $       44
  Payroll tax receivable                          22           22
  Prepaid expense                                  -           85
                                         ___________  ___________
    Total Current Assets                         197          151

ASSETS OF DISCONTINUED OPERATIONS                  -            -
                                         ___________  ___________
                                          $      197   $      151
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $    2,280   $      720
  Advances from related party                 26,025       25,005
                                         ___________  ___________
    Total Current Liabilities                 28,305       25,725
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,600,000 shares issued and
   outstanding                                 1,600        1,600
  Capital in excess of par value              39,629       39,629
  Deficit accumulated during the
    development stage                       (69,337)     (66,803)
                                         ___________  ___________
    Total Stockholders' Equity (Deficit)    (28,108)     (25,574)
                                         ___________  ___________
                                          $      197   $      151
                                         ___________  ___________

Note: The balance sheet at December 31, 2002 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                       For the Three     From Inception
                                        Months Ended      on January 22,
                                          March 31,       1998, Through
                                     ___________________     March 31,
                                       2003       2002         2003
                                     ________   ________     _________

REVENUE                              $     -    $     -      $      -

EXPENSES:
 General and administrative            2,534          -         2,534
                                     ________   ________     _________
LOSS BEFORE INCOME
  TAXES                               (2,534)         -        (2,534)

CURRENT TAX EXPENSE                        -          -             -

DEFERRED TAX EXPENSE                       -          -             -
                                     ________   ________     _________

LOSS FROM CONTINUING
  OPERATIONS                          (2,534)         -        (2,534)
                                     ________   ________     _________

DISCONTINUED OPERATIONS:
 Loss from operations of
   discontinued agricultural
   production business (net of $0
   in income taxes)                        -     (3,523)      (66,803)
 Gain (loss) on disposal of
   discontinued operations (net of
   $0 in income taxes)                     -          -             -
                                     ________   ________     _________

LOSS FROM DISCONTINUED
  OPERATIONS                               -     (3,523)      (66,803)
                                     ________   ________     _________

NET LOSS                             $(2,534)   $(3,523)     $(69,337)
                                     ________   ________     _________

LOSS PER COMMON SHARE:
 Continuing operations               $  (.00)   $     -      $      -
 Operations of discontinued
   agricultural production
   business                                -       (.00)         (.04)
 Gain (loss) on disposal of
   discontinued operations                 -          -             -
                                     ________   ________     _________
 Net Loss Per Common Share           $  (.00)   $  (.00)     $   (.04)
                                     ________   ________     _________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                            For the Three   From Inception
                                            Months Ended    on January 22,
                                              March 31,     1998, Through
                                         __________________    March 31,
                                            2003     2002        2003
                                         ________  ________    _________
Cash Flows from Operating Activities:
 Net loss                                $(2,534)  $(3,523)    $(69,337)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
   Impairment loss                             -         -          945
   Loss on disposition of assets               -         -        2,310
   Non-cash expense                            -         -        5,060
   Depreciation and amortization               -       103        1,723
   Changes in assets and liabilities:
    (Increase) in payroll
      tax receivable                           -         -          (22)
    (Increase) in inventory                    -      (378)           -
    Decrease in prepaid assets                85         -            -
    Increase (decrease) in
      accounts payable                     1,560       690        2,280
    Increase (decrease) in
      accounts payable - related party         -      (872)           -
                                         ________  ________    _________
     Net Cash (Used) by
      Operating Activities                  (889)   (3,980)     (57,041)
                                         ________  ________    _________

Cash Flows from Investing Activities:
 Payments for property and equipment           -         -       (4,978)
                                         ________  ________    _________
   Net Cash (Used) by
    Investing Activities                       -         -       (4,978)
                                         ________  ________    _________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance           -         -       41,850
 Payments for stock offering costs             -         -       (5,681)
 Advances from related party               1,020     2,180       26,025
                                         ________  ________    _________
  Net Cash Provided by
   Financing Activities                    1,020     2,180       62,194
                                         ________  ________    _________

Net Increase (Decrease) in Cash              131    (1,800)         175

Cash at Beginning of Period                   44     1,967            -
                                         ________  ________    _________

Cash at End of Period                    $   175   $   167     $    175
                                         ________  ________    _________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                              $     -   $     -     $      -
   Income taxes                          $     -   $     -     $      -

Supplemental Schedule of Noncash Investing and Financing Activities:

 For the period from inception on January 22, 1998 through March 31, 2003:
     During the years ended December 31, 1999 and 1998, the Company used property of an officer/shareholder of the Company without paying rent, which has been accounted for as a capital contribution.


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Gourmet Herb Growers, Inc. ("the Company") was organized under the laws of the State of Nevada on January 22, 1998. The Company was formed to grow gourmet herbs and vegetables. The Company discontinued its agricultural production business effective December 31, 2002 [See Note 2]. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

  Inventory - Inventory is stated at the lower of cost or market using the first-in, first-out method.

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

  Reclassification - The financial statements for periods prior to March 31, 2003 have been reclassified to conform to the headings and classifications used in the March 31, 2003 financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2002, the Company discontinued its agricultural production business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

  The assets of the agricultural production business held for disposal consist of the following at:

                                                    March 31,   December 31,
                                                      2003         2002
                                                   ___________  ___________
         Property and equipment, net               $        -   $        -
                                                   ___________  ___________
         Total Assets of Discontinued Operations   $        -   $        -
                                                   ___________  ___________

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS [Continued]

  The following is a summary of the results of operations of the Company's discontinued agricultural production business:

                                           For the Three     From Inception
                                            Months Ended     on January 22,
                                             March 31,        1998, Through
                                         __________________     March 31,
                                            2003     2002         2003
                                         ________  ________   ___________
    Revenue                              $     -   $     -    $   35,654
    Cost of sales                              -         -       (23,552)
    General and administrative            (2,534)   (3,523)      (78,184)
    Impairment loss                            -         -          (945)
    Loss on disposition of assets              -         -        (2,310)
    Income taxes                               -         -             -
                                         ________  ________   ___________
      Net   loss                         $(2,534)  $(3,523)   $  (69,337)
                                         ________  ________   ___________

NOTE 3 - PROPERTY AND EQUIPMENT

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

  Property and equipment consists of the following at:

                                          March 31,   December 31,
                                             2003         2002
                                         ___________  ___________
         Greenhouse                      $      662   $      662
         Soil                                   439          439
         Equipment                              699          699
                                         ___________  ___________
                                              1,800        1,800

         Less accumulated depreciation        (855)        (855)
         Less impairment loss                 (945)        (945)
                                         ___________  ___________
                                         $        -   $        -
                                         ___________  ___________

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT [Continued]

  Depreciation expense for the three months ended March 31, 2003 and 2002 amounted to $0 and $103, respectively.

  During November 2000, the Company's Greenhouse was destroyed in a fire, and the Greenhouse was written-off for a loss of $2,310 during the year ended December 31, 2000. In March 2001, the Company completed construction of a new greenhouse.

NOTE 4 - CAPITAL STOCK AND WARRANTS

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at March 31, 2003 and December 31, 2002.

  Common Stock - During January 1998, in connection with its organization, the Company issued 1,450,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $4,350 (or $.003 per share).

  During April and May 1998 the Company issued 150,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $37,500 (or $.25 per share). Offering costs of $5,681 were offset against the proceeds.

  Common Stock Warrants - During 1999 the Company declared a dividend of 800,000 warrants to purchase common stock at $1.25 per share to shareholders of record as of November 5, 1999. All 800,000 warrants expired June 30, 2002.

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2003, the Company has available unused operating loss carryforwards of approximately $66,300, which may be applied against future taxable income and which expire in various years through 2023.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $22,600 and $22,400 as of March 31, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance during the three months ended March 31, 2003 is approximately $200.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the three months ended March 31, 2003 and 2002, the Company paid $0 and $250, respectively, in salary to the President.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Greenhouse and Property - The Company has rented property of an officer/shareholder of the Company for its agricultural activities. Rent expense for the three months ended March 31, 2003 and 2002 amounted to $0 and $275, respectively.

  Shareholder Advances - During the three months ended March 31, 2003, a shareholder of the Company made advances of $1,020 to the Company to pay expenses of the Company. At March 31, 2003, the Company owes $26,025 to the shareholder. The advances bear no interest and are due on demand.

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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                            For the Three     From Inception
                                             Months Ended     on January 22,
                                               March 31,      1998, Through
                                         _____________________    March 31,
                                            2003       2002         2003
                                         _________  __________   __________
    Loss  from continuing
     operations (numerator)              $ (2,534)  $     -      $  (2,534)

    Loss from discontinued
     operations (numerator)                     -    (3,523)       (66,803)

    Gain (loss) on disposal
    of discontinued operations
    (numerator)                                 -         -              -
                                         _________  __________   __________
    Loss  available to common
    shareholders (numerator)             $ (2,534)  $(3,523)     $ (69,337)
                                         _________  __________   __________
    Weighted average number of
    common shares outstanding used
    in loss per share for the period
    (denominator)                        1,600,000   1,600,000   1,592,159
                                         _________  __________   __________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 9 - SUBSEQUENT EVENTS

  Shareholder  Advances - During April 2003, a shareholder  of  the  Company
  made advances of $900 to the Company to pay expenses of the Company.   The
  advances bear no interest and are due on demand.

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

     The Company was incorporated January 22, 1998. The Company has never generated any significant revenues from operations and is still considered a development stage company. Gourmet Herb Growers was formed to engage in the business of growing gourmet herbs and specialty vegetables for sale to and use by restaurants and delicatessens. This business was not successful, the Company experienced losses from its inception and operations were eventually discontinued.

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


                              Gourmet Herb Growers, Inc.



Date:     May 12, 2003             by:   /s/ Rino Di Meo
                                   Rino Di Meo, President & Director




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



Date:     May 12, 2003             by:   /s/ Rino Di Meo
                                   Rino Di Meo, President & Director

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




Date: May 12, 2003       by:     /s/ Rino Di Meo
                         Rino Di Meo, President & Director
                    (Chief Executive Officer and Chief Financial Officer)
* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.