Form 10QSB
period 2003-06-30
GOURMET HERB GROWERS INC
filed 2003-08-14
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2003

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

The number of $.001 par value common shares outstanding at June 30, 2003:
1,600,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                 PAGE


        _    Unaudited Condensed Balance Sheets,
             June 30, 2003 and December 31, 2002                   2


        -    Unaudited Condensed Statements of Operations,
             for the three and six months ended June 30, 2003
             and 2002 and from inception on January 22,
             1998 through June 30, 2003                            3


        -    Unaudited Condensed Statements of Cash Flows,
             for the six months ended June 30, 2003
             and 2002 and from inception on January 22,
             1998 through June 30, 2003                            4


        -    Notes to Unaudited Condensed Financial Statements   5 - 11

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                           June 30,   December 31,
                                             2003         2002
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $    1,536   $       44
  Payroll tax receivable                           -           22
  Prepaid expense                                  -           85
                                         ___________  ___________
    Total Current Assets                       1,536          151

ASSETS OF DISCONTINUED OPERATIONS                  -            -
                                         ___________  ___________
                                          $    1,536   $      151
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $      860   $      720
  Advances from related party                 30,425       25,005
                                         ___________  ___________
    Total Current Liabilities                 31,285       25,725
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,600,000 shares issued and
   outstanding                                 1,600        1,600
  Capital in excess of par value              39,629       39,629
  Deficit accumulated during the
    development stage                       (70,978)     (66,803)
                                         ___________  ___________
    Total Stockholders' Equity (Deficit)    (29,749)     (25,574)
                                         ___________  ___________
                                          $    1,536   $      151
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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                         For the Three        For the Six     From Inception
                          Months Ended        Months Ended    on January 22,
                            June 30,            June 30,      1998, Through
                       ___________________  __________________    June 30,
                          2003      2002      2003      2002       2003
                       ________   ________  ________  ________   _________

REVENUE                $     -    $     -   $     -   $     -    $      -

EXPENSES:
 General and
    administrative       1,641          -     4,175         -       4,175
                       ________   ________  ________  ________   _________
LOSS BEFORE INCOME
  TAXES                 (1,641)         -    (4,175)        -      (2,534)

CURRENT TAX EXPENSE          -          -         -         -           -

DEFERRED TAX EXPENSE         -          -         -         -           -
                       ________   ________  ________  ________   _________

LOSS FROM CONTINUING
  OPERATIONS            (1,641)         -    (4,175)        -      (4,175)
                       ________   ________  ________  ________   _________

DISCONTINUED OPERATIONS:
 Loss from operations
   of discontinued
   agricultural
   production business
  (net of $0 in income
   taxes)                    -     (2,091)        -    (5,614)    (66,803)
 Gain (loss) on
   disposal of
   discontinued
   operations (net
   of $0 in income
   taxes)                    -          -         -         -           -
                       ________   ________  ________  ________   _________

LOSS FROM DISCONTINUED
  OPERATIONS                 -     (2,091)        -    (5,614)    (66,803)
                       ________   ________  ________  ________   _________

NET LOSS               $(1,641)   $(2,091)  $(4,175)  $(5,614)   $(70,978)
                       ________   ________  ________  ________   _________

LOSS PER COMMON SHARE:
 Continuing operations $  (.00)   $     -   $  (.00)  $     -    $   (.00)
 Operations of
   discontinued
   agricultural
   production
   business                  -       (.00)        -      (.00)       (.04)
 Gain (loss) on
   disposal of
   discontinued
   operations                -          -         -         -           -
                       ________   ________  ________  ________   _________
 Net Loss Per
   Common Share        $  (.00)    $ (.00)  $  (.00)  $  (.00)   $   (.04)
                       ________   ________  ________  ________   _________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                            For the Six     From Inception
                                            Months Ended     on January 22,
                                              June 30,       1998, Through
                                         ___________________    June 30,
                                            2003      2002        2003
                                         ________   ________   _________
Cash Flows from Operating Activities:
 Net loss                                $(4,175)   $(5,614)   $(70,978)
 Adjustments to reconcile
   net loss to net cash used by
   operating activities:
 Impairment loss                               -          -         945
 Loss on disposition of assets                 -          -       2,310
 Non-cash expense                              -          -       5,060
 Depreciation and amortization                 -        207       1,723
 Changes in assets and liabilities:
  Decrease in payroll tax receivable          22          -           -
  Decrease in inventory                        -         72           -
  Decrease in prepaid assets                  85          -           -
  Increase (decrease) in
   accounts payable                          140     (1,365)        860
  Increase (decrease) in
   accounts payable - related party            -       (872)          -
                                         ________   ________   _________
     Net Cash (Used) by
      Operating Activities                (3,928)    (7,572)    (60,080)
                                         ________   ________   _________

Cash Flows from Investing Activities:
 Payments for property and equipment           -          -      (4,978)
                                         ________   ________   _________
   Net Cash (Used) by
    Investing Activities                       -          -      (4,978)
                                         ________   ________   _________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance           -          -      41,850
 Payments for stock offering costs             -          -      (5,681)
 Advances from related party               5,420      5,830      30,425
                                         ________   ________   _________
  Net Cash Provided by
   Financing Activities                    5,420      5,830      66,594
                                         ________   ________   _________

Net Increase (Decrease) in Cash            1,492     (1,742)      1,536

Cash at Beginning of Period                   44      1,967           -
                                         ________   ________   _________

Cash at End of Period                    $ 1,536    $   225    $  1,536
                                         ________   ________   _________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                              $     -    $     -    $      -
   Income taxes                          $     -    $     -    $      -

Supplemental Schedule of Noncash Investing and Financing Activities:

 For the period from inception on January 22, 1998 through June 30, 2003:

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification - The financial statements for periods prior to June 30, 2003 have been reclassified to conform to the headings and classifications used in the June 30, 2003 financial statements.

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

                                           June 30,   December 31,
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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS [Continued]

  The following is a summary of the results of operations of the Company's discontinued agricultural production business:

                        For the Three     For the Six    From Inception
                         Months Ended     Months Ended   on January 22,
                           June 30,         June 30,     1998, Through
                      _______________   ________________   June 30,
                        2003     2002     2003     2002      2003
                      ______  _______   _______  _______  __________
  Revenue             $    -  $     -   $     -  $     -  $  35,654
  Cost of sales            -     (554)        -     (554)   (23,552)
  General  and
    administrative         -   (1,537)        -   (5,060)   (75,650)
  Impairment loss          -        -         -        -       (945)
  Loss on disposition
    of  assets             -        -         -        -     (2,310)
  Income taxes             -        -         -        -          -
                      ______  ________  _______  ________  _________
  Net  loss           $    -  $(2,091)  $     -  $(5,614)  $(66,803)
                      ______  ________  _______  ________  _________

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

                                           June 30,   December 31,
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
                                         ___________  ___________

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT [Continued]

  Depreciation expense for the six months ended June 30, 2003 and 2002 amounted to $0 and $207, respectively.

  During November 2000, the Company's Greenhouse was destroyed in a fire, and the Greenhouse was written-off for a loss of $2,310 during the year ended December 31, 2000. In March 2001, the Company completed construction of a new greenhouse.

NOTE 4 - CAPITAL STOCK AND WARRANTS

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at June 30, 2003 and December 31, 2002.

  Common Stock - In January 1998, in connection with its organization, the Company issued 1,450,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $4,350 (or $.003 per share).

  In April and May 1998, the Company issued 150,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $37,500 (or $.25 per share). Offering costs of $5,681 were offset against the proceeds.

  Common  Stock  Warrants  - In 1999, the Company  declared  a  dividend  of
  800,000 warrants to purchase common stock at $1.25 per share to shareholders of record as of November 5, 1999. All 800,000 warrants expired June 30, 2002.

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2003, the Company has available unused operating loss carryforwards of approximately $68,000, which may be applied against future taxable income and which expire in various years through 2023.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $23,100 and $22,400 as of June 30, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance during the six months ended June 30, 2003 is approximately $700.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management  Compensation - During the six months ended June 30,  2003  and
  2002, the Company paid $0 and $250, respectively, in salary to the President.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Greenhouse and Property - The Company has rented property of an officer/shareholder of the Company for its agricultural activities. Rent expense for the six months ended June 30, 2003 and 2002 amounted to $0 and $275, respectively.

  Shareholder Advances - During the six months ended June 30, 2003, a shareholder of the Company made advances of $5,420 to the Company to pay expenses of the Company. At June 30, 2003, the Company owes $30,425 to the shareholder. The advances bear no interest and are due on demand.

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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                         For the Three         For the Six      From Inception
                          Months Ended         Months Ended     on January 22,
                            June 30,             June 30,       1998, Through
                      ____________________  ____________________   June 30,
                          2003     2002       2003       2002       2003
                      _________  _________  _________  _________  _________
 Loss from
   continuing
   operations
   (numerator)        $ (1,641)  $      -   $ (4,175)  $      -   $ (4,175)
 Loss from
   discontinued
   operations
   (numerator)               -     (2,091)         -     (5,614)   (66,803)
 Gain (loss) on
   disposal of
   discontinued
   operations
   (numerator)               -          -          -          -          -
                      _________  _________  _________  _________  _________
 Loss available to
   common
   shareholders
  (numerator)         $ (1,641)  $ (2,091)  $ (4,175)  $ (5,614)  $(70,978)
                      _________  _________  _________  _________  _________
 Weighted average
   number of common
   shares outstanding
   used in loss per
   share for the
   period
   (denominator)      1,600,000  1,600,000  1,600,000  1,600,000  1,592,519
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


                                   Gourmet Herb Growers, Inc.



Date:     August 12, 2003          by:   /s/ Rino Di Meo
                                   Rino Di Meo, President & Director




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



Date:     August 12, 2003          by:   /s/ Rino Di Meo
                                   Rino Di Meo, President & Director

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




Date: August 12, 2003         by:     /s/ Rino Di Meo
                              Rino Di Meo, President & Director
                    (Chief Executive Officer and Chief Financial Officer)
* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.