Form 10QSB
period 2003-09-30
GOURMET HERB GROWERS INC
filed 2003-11-14
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2003

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

The number of $.001 par value common shares outstanding at September 30, 2003:
1,600,000


                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2003

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                  PAGE


        _    Unaudited Condensed Balance Sheets,
             September 30, 2003 and December 31, 2002               2


        -    Unaudited Condensed Statements of Operations,
             for the three and nine months ended September 30,
             2003 and 2002 and from inception on January 22,
             1998 through September 30, 2003                        3


        -    Unaudited Condensed Statements of Cash Flows,
             for the nine months ended September 30, 2003
             and 2002 and from inception on January 22,
             1998 through September 30, 2003                        4


        -    Notes to Unaudited Condensed Financial Statements    5 - 10

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                        September 30, December 31,
                                             2003         2002
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $      709   $       44
  Payroll tax receivable                           -           22
  Prepaid expense                                  -           85
                                         ___________  ___________
        Total Current Assets                     709          151

ASSETS OF DISCONTINUED OPERATIONS                  -            -
                                         ___________  ___________
                                          $      709   $      151
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $      710   $      720
  Advances from related party                 31,025       25,005
                                         ___________  ___________
        Total Current Liabilities             31,735       25,725
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,600,000 shares issued and
   outstanding                                 1,600        1,600
  Capital in excess of par value              39,629       39,629
  Deficit accumulated during the
    development stage                        (72,255)     (66,803)
                                         ___________  ___________
        Total Stockholders'
          Equity (Deficit)                   (31,026)     (25,574)
                                         ___________  ___________
                                          $      709   $      151
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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                           For the Three       For the Nine    From Inception
                           Months Ended        Months Ended     on January 22,
                           September 30,       September 30,    1998, Through
                         __________________  __________________ September 30,
                           2003      2002      2003      2002       2003
                         ________  ________  ________  ________   _________

REVENUE                 $      -   $     -   $     -   $     -    $      -

EXPENSES:
 General and
   administrative          1,277         -     5,452         -       5,452
                         ________  ________  ________  ________   _________
LOSS BEFORE INCOME
  TAXES                   (1,277)        -    (5,452)        -      (5,452)

CURRENT TAX EXPENSE            -         -         -         -           -

DEFERRED TAX EXPENSE           -         -         -         -           -
                         ________  ________  ________  ________   _________

LOSS FROM CONTINUING
  OPERATIONS              (1,277)        -    (5,452)        -      (5,452)
                         ________  ________  ________  ________   _________

DISCONTINUED OPERATIONS:
 Loss from operations
   of discontinued
   agricultural
   production business
   (net of $0 in
   income taxes)               -    (1,758)        -    (7,372)    (66,803)
 Gain (loss) on
   disposal of
   discontinued
   operations (net of
   $0 in income taxes)         -         -         -         -           -
                         ________  ________  ________  ________   _________

LOSS FROM DISCONTINUED
  OPERATIONS                   -    (1,758)        -    (7,372)    (66,803)
                         ________  ________  ________  ________   _________

NET LOSS                 $(1,277)  $(1,758)  $(5,452)  $(7,372)   $(72,255)
                         ________  ________  ________  ________   _________

LOSS PER COMMON SHARE:
 Continuing operations   $   (.00) $     -   $  (.00)  $     -    $   (.01)
 Operations of
   discontinued
   agricultural
   production
   business                     -     (.00)        -      (.00)       (.04)
 Gain (loss) on
   disposal of
   discontinued
   operations                   -        -         -         -           -
                         ________  ________  ________  ________   _________
 Net Loss Per
   Common Share          $   (.00) $  (.00)  $  (.00)  $  (.00)   $   (.05)
                         ________  ________  ________  ________   _________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                            For the Nine    From Inception
                                            Months Ended    on January 22,
                                           September 30,    1998, Through
                                         __________________ September 30,
                                            2003    2002        2003
                                         ________  ________   _________
Cash Flows from Operating Activities:
 Net loss                                $(5,452)  $(7,372)   $(72,255)
 Adjustments to reconcile net loss
   to net cash used by
   operating activities:
 Impairment loss                               -         -         945
 Loss on disposition of assets                 -         -       2,310
 Non-cash expense                              -         -       5,060
 Depreciation and amortization                 -       207       1,723
 Changes in assets and liabilities:
  Decrease in payroll tax receivable          22         -           -
  Decrease in inventory                        -        72           -
  Decrease in prepaid assets                  85         -           -
  Increase (decrease) in
    accounts payable                         (10)   (1,365)        710
  Increase (decrease) in
    accounts payable - related party           -      (872)          -
                                         ________  ________   _________
     Net Cash (Used) by
      Operating Activities                (5,355)   (7,572)    (61,507)
                                         ________  ________   _________

Cash Flows from Investing Activities:
 Payments for property and equipment           -         -      (4,978)
                                         ________  ________   _________
   Net Cash (Used) by
    Investing Activities                       -         -      (4,978)
                                         ________  ________   _________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance           -         -      41,850
 Payments for stock offering costs             -         -      (5,681)
 Advances from related party               6,020     5,830      31,025
                                         ________  ________   _________
  Net Cash Provided by
   Financing Activities                    6,020     5,830      67,194
                                         ________  ________   _________

Net Increase (Decrease) in Cash              665    (1,742)        709

Cash at Beginning of Period                   44     1,967           -
                                         ________  ________   _________

Cash at End of Period                    $   709   $   225    $    709
                                         ________  ________   _________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                              $     -   $     -    $      -
   Income taxes                          $     -   $     -    $      -

Supplemental Schedule of Noncash Investing and Financing Activities:

 For the period from inception on January 22, 1998 through September 30, 2003:

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Accounts and Loans Receivable - The Company records accounts and loans receivable at the lower of cost or fair value. The Company determines the lower of cost or fair value of non-mortgage loans on an individual asset basis. The Company recognizes interest income on an account receivable based on the stated interest rate for past-due accounts over the period that the account is past due. The Company recognizes interest income on a loan receivable based on the stated interest rate over the term of the loan. The Company accumulates and defers fees and costs associated with establishing a receivable to be amortized over the estimated life of the related receivable. The Company estimates allowances for doubtful accounts and loan losses based on the aged receivable balances and historical losses. The Company records interest income on delinquent accounts and loans receivable only when payment is received. The Company first applies payments received on delinquent accounts and loans receivable to eliminate the outstanding principal. The Company charges off uncollectible accounts and loans receivable when management estimates no possibility of collecting the related receivable. The Company considers accounts and loans receivable to be past due or delinquent based on contractual terms.

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

  Reclassification - The financial statements for periods prior to September
  30,   2003  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the September 30, 2003 financial statements.

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

                                             September 30,  December 31,
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
                                              ___________   ___________

  The following is a summary of the results of operations of the Company's discontinued agricultural production business:

                         For the Three         For the Nine      From Inception
                         Months Ended          Months Ended      on January 22,
                         September 30,         September 30,      1998, Through
                      _____________________  ____________________ September 30,
                         2003        2002      2003       2002       2003
                      __________  _________  _________  _________  __________
    Revenue           $       -   $      -   $      -   $      -   $  35,654
    Cost of sales             -       (106)         -       (660)    (23,552)
    General and
      administrative          -     (1,652)         -     (6,712)    (75,650)
    Impairment loss           -          -          -          -        (945)
    Loss on
      disposition
      of assets               -          -          -          -      (2,310)
    Income taxes              -          -          -          -           -
                      __________  _________  _________  _________  __________
    Net  loss         $       -   $ (1,758)  $      -   $ (7,372)  $ (66,803)
                      __________  _________  _________  _________  __________

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

                                        September 30, December 31,
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
                                         ___________  ___________

  Depreciation expense for the nine months ended September 30, 2003 and 2002 amounted to $0 and $313, respectively.

  During November 2000, the Company's Greenhouse was destroyed in a fire, and the Greenhouse was written-off for a loss of $2,310 during the year ended December 31, 2000. In March 2001, the Company completed construction of a new greenhouse.

NOTE 4 - CAPITAL STOCK AND WARRANTS

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at September 30, 2003 and December 31, 2002.

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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2003, the Company has available unused operating loss carryforwards of approximately $69,300, which may be applied against future taxable income and which expire in various years through 2023.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $23,500 and $22,400 as of September 30, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance during the nine months ended September 30, 2003 is approximately $1,100.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the nine months ended September 30, 2003 and 2002, the Company paid $0 and $250, respectively, in salary to the President.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Greenhouse and Property - The Company has rented property of an officer/shareholder of the Company for its agricultural activities. Rent expense for the nine months ended September 30, 2003 and 2002 amounted to $0 and $275, respectively.

  Shareholder Advances - During the nine months ended September 30, 2003, a shareholder of the Company made advances of $6,020 to the Company to pay expenses of the Company. At September 30, 2003, the Company owes $31,025 to the shareholder. The advances bear no interest and are due on demand.

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

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                          For the Three        For the Nine      From Inception
                          Months Ended         Months Ended      on January 22,
                          September 30,        September 30,     1998, Through
                       ____________________  ____________________September 30,
                          2003       2002      2003       2002       2003
                       _________  _________  _________  _________  _________
  Loss from continuing
     operations
    (numerator)        $ (1,277)  $      -   $ (5,452)  $      -   $ (5,452)
  Loss from
    discontinued
    operations
    (numerator)               -     (1,758)         -     (7,372)   (66,803)
  Gain (loss) on
    disposal of
    discontinued
    operations
    (numerator)               -          -          -          -          -
                       _________  _________  _________  _________  _________
  Loss available
    to common
    shareholders
    (numerator)        $ (1,277)  $ (1,758)  $ (5,452)  $ (7,372)  $(72,255)
                       _________  _________  _________  _________  _________
  Weighted average
    number of
    common shares
    outstanding
    used in loss
    per share for
    the period
    (denominator)      1,600,000  1,600,000  1,600,000  1,600,000  1,592,850
                       _________  _________  _________  _________  _________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 9 - SUBSEQUENT EVENTS

  In October 2003, a shareholder of the Company advanced an additional $ 710 to the Company. The advance bears no interest and is due on demand.

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

     evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the fiscal quarter (the "Evaluation Date").

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

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation S-B.

          31. Certifications required by Rules 13a-14(a) or 15d-14(a).

          32. Section 1350 Certifications

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Gourmet Herb Growers, Inc.



Date:   November 13, 2003          by:   /s/ Rino Di Meo
                                   Rino Di Meo, President & Director