Form 10KSB
period 2003-12-31
GOURMET HERB GROWERS INC
filed 2004-03-30
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003    Commission File No. 333-83375

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

     Quarter Ended                 High                Low
     March 31, 2002                .35                 .35
     June 30, 2002                 .35                 .35
     September 30, 2002            .35                 .35
     December 31, 2002             .35                 .25

     March 31, 2003                .35                 .35
     June 30, 2003                 .35                 .35
     September 30, 2003            .35                 .35
     December 31, 2003             .45                 .35

     (B)  HOLDERS.

     As of February 19, 2004, there were about 41 record holders of the Common Stock.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS.

     The Company is not presently engaged in any business activities and has no operations, income producing assets or significant operating capital. Management's plan of operation for the next twelve months is to continue to receive shareholder advances as necessary to provide general working capital to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. Presently the Company's principal activity has been to investigate potential acquisitions. However, the Company has not located any suitable potential business acquisition and has no plans, commitments or arrangements with respect to any potential business venture. At this time, we have no significant operating capital and do not know how long it will be necessary to fund necessary expenditures from shareholder advances, of which there is no assurance. There is also no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital. We cannot anticipate what, if any, capital commitments for product research and development or significant purchases of plant or equipment, or change in the number of employees there may be, prior to locating a suitable potential business acquisition.

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

ITEM 7.   FINANCIAL STATEMENTS.

     See attached Financial Statements and Schedules.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

ITEM 8A.  CONTROLS AND PROCEDURES.

     The issuer's principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and have:

     designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

     designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the fiscal year (the "Evaluation Date").

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

     Changes in internal control over financial reporting. There was no significant change in the issuer's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting.

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

                          Term Served As   Positions
Name of Director Age      Director/Officer With Company

Rino Di Meo       56      Since inception  President, Secretary-
                                           Treasurer & Director

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

     (E) AUDIT COMMITTEE FINANCIAL EXPERT. The issuer does not have an audit committee financial expert serving on its audit committee, due to lack of funds. The Company is not presently engaged in any significant business activities and has no operations or assets.

     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. Section 16(a) is inapplicable.

     CODE OF ETHICS. The issuer has adopted a code of ethics that applies to the issuer's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote:
Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; Full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the Commission and in other public communications made by the issuer; Compliance with applicable governmental laws, rules and regulations; The prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and Accountability for adherence to the code. The issuer hereby undertakes to provide to any person without charge, upon request, a copy of such code of ethics. Such request may be made in writing to the board of directors at the address of the issuer.

ITEM 10.  EXECUTIVE COMPENSATION.

     The president was employed part time by Gourmet Herb Growers to do the gardening work. The following table summarizes executive compensation paid or accrued during the past three years for our Chief Executive Officer.

                      SUMMARY COMPENSATION TABLE

Name                                  Other
And                                   Annual     All Other
Principal                             Compen-    Compen-
Position      Year Salary($)Bonus($)  sation($)  sation($)

Rino Di Meo   2003         0
CEO           2002       250
              2001     2,500

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

     Gourmet Herb Growers relied heavily upon its president for all operations. Also, because of the affiliated nature of the herb growing with the restaurant owned by the president, Gourmet Herb Growers sold most of its produce to this restaurant. During 1998, the first year of operation, Gourmet Herb Growers built a greenhouse on property owned by its president. During November 2000, the company's greenhouse was destroyed in a fire, but was later rebuilt. The property was used by Gourmet Herb Growers for gardening and green housing, at no expense to it. Gourmet Herb Growers also uses the business address of the president as its mailing address at no expense.

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

     Exhibits required by Item 601 of Regulation S-B.

          31. Certifications required by Rules 13a-14(a) or 15d-14(a).

          32. Section 1350 Certifications

     (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $4,435 for the fiscal year ended December 31, 2002 and $3,655 for the fiscal year ended December 31, 2003.

(2) AUDIT-RELATED FEES

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended December 31, 2002 and $-0- for the fiscal year ended December 31, 2003.

(3) TAX FEES

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $-0- for the fiscal year ended December 31, 2002 and $-0- for the fiscal year ended December 31, 2003.

(4) ALL OTHER FEES

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended December 31, 2002 and $-0- for the fiscal year ended December 31, 2003.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

     Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the company's the board of directors acting as the audit committee.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2003

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]



                                 CONTENTS

                                                            PAGE

        -  Independent Auditors' Report                      1


        -  Balance Sheet, December 31, 2003                  2


        -  Statements of Operations, for the years
            ended December 31, 2003 and 2002
            and from inception on January 22, 1998
            through December 31, 2003                        3


        -  Statement of Stockholders' Equity (Deficit),
            from inception on January 22, 1998 through
            December 31, 2003                                4


        -  Statements of Cash Flows, for the years
            ended December 31, 2003 and 2002
            and from inception on January 22, 1998
            through December 31, 2003                        5


        -  Notes to Financial Statements                   6 - 11

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
GOURMET HERB GROWERS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Gourmet Herb Growers, Inc. [a development stage company] at December 31, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002 and from inception on January 22, 1998 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Gourmet Herb Growers, Inc. [a development stage company] as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and from inception on January 22, 1998 through December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

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

February 11, 2004
Salt Lake City, Utah

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS

                                                      December 31,
                                                          2003
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $      713
                                                      ___________
        Total Current Assets                                  713
                                                      ___________
                                                       $      713
                                                    _____________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                     $      685
  Advances from related party                              32,310
                                                      ___________
        Total Current Liabilities                          32,995
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
        no shares issued and outstanding                        -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,600,000 shares issued and
   outstanding                                              1,600
  Capital in excess of par value                           39,629
  (Deficit) accumulated
   during the development stage                          (73,511)
                                                      ___________
        Total Stockholders' Equity (Deficit)             (32,282)
                                                      ___________
                                                       $      713
                                                    _____________





 The accompanying notes are an integral part of this financial statement.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS


                                             For the        From Inception
                                            Year Ended       on January 22,
                                           December 31,      1998 Through
                                      ______________________  December 31,
                                          2003        2002        2003
                                      ___________   ________    _________

REVENUE                                  $     -    $     -    $       -

EXPENSES:
  General and administrative               6,708          -        6,708
                                      ___________   ________    _________

LOSS BEFORE INCOME TAXES                  (6,708)         -       (6,708)

CURRENT TAX EXPENSE                            -          -            -

DEFERRED TAX EXPENSE                           -          -            -
                                      ___________   ________    _________

LOSS FROM CONTINUING OPERATIONS           (6,708)         -       (6,708)
                                      ___________   ________    _________

DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued agricultural
    production business (net
    of $0 in income taxes)                     -     (9,755)     (66,803)
  Gain (loss) on disposal of
    discontinued operations
    (net of $0 in income taxes)                -          -            -
                                      ___________   ________    _________

LOSS FROM DISCONTINUED OPERATIONS              -     (9,755)     (66,803)
                                      ___________   ________    _________

NET LOSS                                 $(6,708)   $(9,755)    $(73,511)
                                      ___________   ________    _________

LOSS PER COMMON SHARE:
  Continuing operations                  $  (.00)   $     -     $   (.01)
  Operations of discontinued
    agricultural production
    business                                   -       (.01)        (.04)
  Gain (loss) on disposal of
    discontinued operations                    -          -            -
                                      ___________   ________    _________

  Net Loss Per Common Share             $   (.00)   $  (.01)    $   (.05)
                                      ___________   ________    _________

The accompanying notes are an integral part of these financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON JANUARY 22, 1998

                         THROUGH DECEMBER 31, 2003

                                                           Capital     Deficit
                                                             in     Accumulated
                     Preferred Stock    Common Stock       Excess    During the
                     _______________   __________________  of Par   Development
                      Shares  Amount    Shares   Amount     Value      Stage
                     _______  ______   _________  _______  ________   _________
BALANCE,
 January 22, 1998          -  $    -           -  $     -  $      -   $      -

Issuance of 1,450,000
 shares of common
 stock for cash at
 $.003 per share,
 January 1998              -       -   1,450,000    1,450     2,900          -

Issuance of 150,000
 shares of common
 stock for cash at
 $.25 per share, net
 of stock offering
 costs of $5,681,
 April and May 1998        -       -     150,000      150    31,669          -

Rent-free use of
 property from an
 officer accounted
 for as a contribution
 to capital                -       -           -        -     2,300          -

Net loss for the
 period ended
 December 31, 1998         -       -           -        -         -    (10,803)
                     _______  ______   _________  _______  ________   _________
BALANCE,
 December 31, 1998         -       -   1,600,000    1,600    36,869    (10,803)

Rent-free use of
 property from
 an officer accounted
 for as a contribution
 to capital                -       -           -        -     2,760          -

Net loss for the
 year ended
 December 31, 1999         -       -           -        -         -    (26,310)
                     _______  ______   _________  _______  ________   _________
BALANCE,
 December 31, 1999         -       -   1,600,000    1,600    39,629    (37,113)

Net loss for the
 year ended
 December 31, 2000         -       -           -        -         -    (12,005)
                     _______  ______   _________  _______  ________   _________
BALANCE,
 December 31, 2000         -       -   1,600,000    1,600    39,629    (49,118)

Net loss for the
 year ended
 December 31, 2001         -       -           -        -         -     (7,930)
                     _______  ______   _________  _______  ________   _________
BALANCE,
 December 31, 2001         -       -   1,600,000    1,600    39,629    (57,048)

Net loss for the
 year ended
 December 31, 2002         -       -           -        -         -     (9,755)
                     _______  ______   _________  _______  ________   _________
BALANCE,
 December 31, 2002         -       -   1,600,000    1,600    39,629    (66,803)

Net loss for the
 year ended
 December 31, 2003         -       -           -        -         -     (6,708)
                     _______  ______   _________  _______  ________   _________
BALANCE,
 December 31, 2003         -  $    -   1,600,000  $ 1,600  $ 39,629   $(73,511)
                     _______  ______   _________  _______  ________   _________


 The accompanying notes are an integral part of this financial statement.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

                                            For the       From Inception
                                           Year Ended     on January 22,
                                          December 31,     1998 Through
                                      ____________________  December 31,
                                         2003      2002         2003
                                      _________  _________    _________
Cash Flows from Operating Activities:
  Net loss                            $ (6,708)  $ (9,755)    $(73,511)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
    Impairment loss                          -        945          945
    Loss on disposition of assets            -          -        2,310
    Non-cash expense                         -          -        5,060
    Depreciation and amortization            -        418        1,723
    Changes in assets and liabilities:
      (Increase) decrease in
        payroll tax receivable              22        (22)           -
      Decrease in inventory                  -         72            -
      (Increase) decrease in
        prepaid assets                      85       (85)            -
      Increase (decrease) in
        accounts payable                   (35)   (1,554)          685
      (Decrease) in accounts
        payable - related party              -      (872)            -
                                      _________  _________    _________
          Net Cash (Used) by
           Operating Activities         (6,636)  (10,853)      (62,788)
                                      _________  _________    _________
Cash Flows from Investing Activities:
  Payments for property and equipment        -         -        (4,978)
                                      _________  _________    _________
          Net Cash (Used) by
           Investing Activities              -         -        (4,978)
                                      _________  _________    _________
Cash Flows from Financing Activities:
  Proceeds from common stock issuance        -         -        41,850
  Payments for stock offering costs          -         -        (5,681)
  Advances from related party            7,305     8,930        32,310
                                      _________  _________    _________
          Net Cash Provided by
           Financing Activities          7,305     8,930        68,479
                                      _________  _________    _________

Net Increase (Decrease) in Cash            669    (1,923)          713

Cash at Beginning of Period                 44     1,967             -
                                      _________  _________    _________

Cash at End of Period                  $   713   $    44      $    713
                                      _________  _________    _________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                           $     -   $     -      $      -
    Income taxes                       $     -   $     -      $      -

Supplemental Schedule of Non-cash Investing and Financing Activities:

   For the period from inception on January 22, 1998 through December 31, 2003:

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

  Agricultural Production - The Company accounted for its agricultural activities in accordance with Statement of Position 85-3, "Accounting by Agricultural Producers and Agricultural Cooperatives". All direct and indirect costs of growing crops were either accumulated as inventory or expensed as cost of sales. Permanent land development costs were capitalized and not depreciated. Limited-life land development costs and the development costs to bring long- and intermediate-life plants into production were capitalized and depreciated using the straight-line method over the estimated useful lives of the assets of four years.

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Accounts Receivable - The Company records accounts receivable at the lower of cost or fair value. The Company estimates allowances for doubtful accounts receivable based on the aged receivable balance and historical losses. The Company records interest income on delinquent accounts only when payment is received. The Company first applies payments received on delinquent accounts and loans receivable to eliminate the outstanding principal. The Company charges off uncollectible accounts receivable when management estimates no possibility of collecting the related receivable. The Company considers accounts receivable to be past-due or delinquent based on contractual terms.

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

  Revenue Recognition - The Company recognized revenue upon delivery of the product.

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

  Reclassification - The financial statements for periods prior to  December
  31,   2003  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the December 31, 2003 financial statements.

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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS [Continued]

  The following is a summary of the results of operations of the Company's discontinued agricultural production business:

                                             For the       From Inception
                                            Year Ended     on January 22,
                                           December 31,     1998 Through
                                      ____________________  December 31,
                                         2003       2002        2003
                                      _________   ________   __________
    Revenue                             $     -   $     -    $  35,654
    Cost of sales                             -      (765)     (23,552)
    General and administrative                -    (8,045)     (75,650)
    Impairment loss                           -      (945)        (945)
    Loss on disposition of assets             -         -       (2,310)
                                      _________   ________   __________
    Net loss                            $     -   $(9,755)   $ (66,803)
                                      _________   ________   __________

NOTE 3 - PROPERTY AND EQUIPMENT

  On December 31, 2002, the Company discontinued its agricultural production business. In accordance with the Company's plan of disposal, the carrying amount of property and equipment have been reduced to their net realizable value. Due to the difficulty of moving the greenhouse and soil and due to the age of the equipment, the Company expects the sale of its property and equipment to raise only nominal amounts, if the Company is able to sell the property and equipment at all. In December 2002, the Company recognized an impairment loss of $945 to reduce the carrying amount of the property and equipment to their net realizable value. The Company was seeking a buyer and expected to sell its property and equipment during 2003. In the three months ended December 31, 2003, the Company decided to abandon all of its property and equipment consisting of soil, a greenhouse and a tiller.

  Depreciation expense for the years ended December 31, 2003 and 2002 amounted to $0 and $418, respectively.

  During November 2000, the Company's Greenhouse was destroyed in a fire, and the Greenhouse was written-off for a loss of $2,310 during the year ended December 31, 2000. In March 2001, the Company completed construction of a new greenhouse.

NOTE 4 - CAPITAL STOCK AND WARRANTS

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at December 31, 2003.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK AND WARRANTS [Continued]

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

  Common Stock Warrants Offering - In 1999, the Company declared a dividend of 800,000 warrants to purchase common stock at $1.25 per share to shareholders of record as of November 5, 1999. The warrants expired June 30, 2002.

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2003, the Company has available unused operating loss carryforwards of approximately $70,500, which may be applied against future taxable income and which expire in various years through 2023.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $24,000 and $22,400 as of December 31, 2003 and 2002, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2003 is approximately $1,600.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management  Compensation - During the years ended December  31,  2003  and
  2002, the Company paid $0 and $250, respectively, in salary to the Company's president.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Greenhouse and Property - The Company has rented property of an officer/shareholder of the Company for its agricultural activities. Rent expense for the years ended December 31, 2003 and 2002 amounted to $0 and $275, respectively.

  Shareholder Advances - During the year ended December 31, 2003, a shareholder of the Company made advances of $7,305 to the Company to pay expenses of the Company. At December 31, 2003, the Company owes $32,310 to the shareholder. The advances bear no interest and are due on demand.

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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                          For the        From Inception
                                        Year Ended       on January 22,
                                        December 31,      1998 Through
                                   _____________________   December 31,
                                       2003       2002         2003
                                   __________  __________   __________
  Loss  from continuing
    operations (numerator)         $  (6,708)  $       -    $  (6,708)

  Loss from discontinued
    operations (numerator)                 -      (9,755)     (66,803)

  Gain (loss) on disposal
    of discontinued operations
    (numerator)                            -           -            -
                                   __________  __________   __________
  Loss available to common
    shareholders (numerator)       $  (6,708)  $  (9,755)   $ (73,511)
                                   __________  __________   __________
  Weighted average number
    of common shares
    outstanding used in
    loss per share for the
    period (denominator)           1,600,000   1,600,000    1,593,154
                                   __________  __________   __________

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


GOURMET HERB GROWERS, INC.



By:   /s/ Rino Di Meo                     Date:   March 29, 2004
     Rino Di Meo, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:    /s/ Rino Di Meo                    Date:    March 29, 2004
     Rino Di Meo, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.