Form 10QSB
period 2004-03-31
GOURMET HERB GROWERS INC
filed 2004-05-19
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2004

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

The number of $.001 par value common shares outstanding at March 31, 2004:
1,600,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE


        _    Unaudited Condensed Balance Sheets,
            March 31, 2004 and December 31, 2003            2


        -    Unaudited Condensed Statements of Operations,
            for the three months ended March 31, 2004
            and 2003 and from inception on January 22,
            1998 through March 31, 2004                     3


        -    Unaudited Condensed Statements of Cash Flows,
            for the three months ended March 31, 2004
            and 2003 and from inception on January 22,
            1998 through March 31, 2004                     4


        -    Notes to Unaudited Condensed Financial
            Statements                                  5 - 8

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                          March 31,   December 31,
                                             2004         2003
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                   $       752  $       713
                                         ___________  ___________
        Total Current Assets                     752          713
                                         ___________  ___________
                                         $       752  $       713
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                       $     2,230  $       685
  Advances from related party                 33,462       32,310
                                         ___________  ___________
        Total Current Liabilities             35,692       32,995
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,600,000 shares issued and
   outstanding                                 1,600        1,600
  Capital in excess of par value              39,629       39,629
  Deficit accumulated during the
    development stage                        (76,169)     (73,511)
                                         ___________  ___________
        Total Stockholders'
          Equity (Deficit)                   (34,940)     (32,282)
                                         ___________  ___________
                                         $       752  $       713
                                         ___________  ___________





Note: The balance sheet at December 31, 2003 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                        For the Three      From Inception
                                         Months Ended      on January 22,
                                           March 31,        1998 Through
                                     ____________________     March 31,
                                       2004        2003         2004
                                     _________  _________  ______________

REVENUE                              $       -  $       -  $            -

EXPENSES:
 General and administrative              2,658      2,534           9,366
                                     _________  _________  ______________
LOSS BEFORE INCOME
  TAXES                                 (2,658)    (2,534)         (9,366)

CURRENT TAX EXPENSE                          -          -               -

DEFERRED TAX EXPENSE                         -          -               -
                                     _________  _________  ______________

LOSS FROM CONTINUING
  OPERATIONS                            (2,658)    (2,534)         (9,366)
                                     _________  _________  ______________

DISCONTINUED OPERATIONS:
 Loss from operations of
   discontinued agricultural
   production business (net of $0
   in income taxes)                          -          -         (66,803)
 Gain (loss) on disposal of
   discontinued operations (net of
   $0 in income taxes)                       -          -               -
                                     _________  _________  ______________

LOSS FROM DISCONTINUED
  OPERATIONS                                 -          -         (66,803)
                                     _________  _________  ______________

NET LOSS                             $  (2,658) $  (2,534) $      (76,169)
                                     _________  _________  ______________

LOSS PER COMMON SHARE:
 Continuing operations               $    (.00) $    (.00) $         (.01)
 Operations of discontinued
   agricultural production
   business                                  -          -            (.04)
 Gain (loss) on disposal of
   discontinued operations                   -          -               -
                                     _________  _________  ______________
 Net Loss Per Common Share           $    (.00) $    (.00) $         (.05)
                                     _________  _________  ______________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                        For the Three      From Inception
                                         Months Ended      on January 22,
                                          March 31,         1998 Through
                                     ____________________     March 31,
                                       2004        2003         2004
                                     _________  _________  ______________
Cash Flows from Operating
  Activities:
 Net loss                            $  (2,658) $  (2,534) $      (76,169)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
 Impairment loss                             -          -             945
 Loss on disposition of assets               -          -           2,310
 Non-cash expense                            -          -           5,060
 Depreciation and amortization               -          -           1,723
 Changes in assets and liabilities:
  Decrease in prepaid assets                 -         85               -
  Increase in accounts payable           1,545      1,560           2,230
                                     _________  _________  ______________
     Net Cash (Used) by
       Operating Activities             (1,113)      (889)        (63,901)
                                     _________  _________  ______________

Cash Flows from Investing
  Activities:
 Payments for property and
   equipment                                 -          -          (4,978)
                                     _________  _________  ______________
     Net Cash (Used) by
       Investing Activities                  -          -          (4,978)
                                     _________  _________  ______________

Cash Flows from Financing
  Activities:
 Proceeds from common stock
   issuance                                  -          -          41,850
 Payments for stock offering
   costs                                     -          -          (5,681)
 Advances from related party             1,152      1,020          33,462
                                     _________  _________  ______________
     Net Cash Provided by
       Financing Activities              1,152      1,020          69,631
                                     _________  _________  ______________

Net Increase (Decrease) in Cash             39        131             752

Cash at Beginning of Period                713         44               -
                                     _________  _________  ______________

Cash at End of Period                $     752  $     175  $          752
                                     _________  _________  ______________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                              $     -  $     -  $        -
   Income taxes                          $     -  $     -  $        -

Supplemental Schedule of Non-cash Investing and Financing Activities:

 For the period from inception on January 22, 1998 through March 31, 2004:

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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Gourmet Herb Growers, Inc. ("the Company") was organized under the laws of the State of Nevada on January 22, 1998. The Company was formed to grow gourmet herbs and vegetables. The Company discontinued its agricultural production business effective December 31, 2002. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Revenue  Recognition  -  The Company previously  recognized  revenue  upon
  delivery  of  the  product.   The Company  currently  has  no  sources  of
  revenues.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the periods presented in accordance with Statement of Financial Accounting Standards No. 128, "Earning Per Share" [See Note 6].

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

  Reclassification - The financial statements for periods prior to March 31, 2004 have been reclassified to conform to the headings and classifications used in the March 31, 2004 financial statements.

NOTE 2 - CAPITAL STOCK AND WARRANTS

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at March 31, 2004 and December 31, 2003.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2004, the Company has available unused operating loss carryforwards of approximately $73,200, which may be applied against future taxable income and which expire in various years through 2024.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES [Continued]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $24,900 and $24,000 as of March 31, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance during the three months ended March 31, 2004 is approximately $900.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the three months ended March 31, 2004 and 2003, the Company did not pay any compensation to any officer or director of the Company.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Shareholder Advances - During the three months ended March 31, 2004, a shareholder of the Company made advances of $1,152 to the Company to pay expenses of the Company. At March 31, 2004, the Company owes $33,462 to the shareholder. The advances bear no interest and are due on demand.

NOTE 5 - GOING CONCERN

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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                        For the Three      From Inception
                                         Months Ended      on January 22,
                                          March 31,         1998 Through
                                     ____________________     March 31,
                                       2004        2003         2004
                                     _________  _________  ______________
    Loss from continuing
      operations (numerator)         $  (2,658) $  (2,534) $       (9,366)
    Loss from discontinued
      operations (numerator)                 -          -         (66,803)
    Gain (loss) on disposal of
      discontinued operations
      (numerator)                            -          -               -
                                     _________  _________  ______________
    Loss available to common
      shareholders (numerator)       $  (2,658) $  (2,534) $      (76,169)
                                     _________  _________  ______________
    Weighted average number of
      common shares outstanding
      used in loss per share for
      the period (denominator)       1,600,000  1,600,000       1,593,429
                                     _________  _________  ______________

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


                                   Gourmet Herb Growers, Inc.



Date:     May 18, 2004             by:   /s/ Rino Di Meo
                                   Rino Di Meo, President & Director