Form 10QSB
period 2004-06-30
GOURMET HERB GROWERS INC
filed 2004-08-16
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2004

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

The number of $.001 par value common shares outstanding at June 30, 2004:
1,600,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               JUNE 30, 2004

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                     PAGE


        -  Unaudited Condensed Balance Sheets,
             June 30, 2004 and December 31, 2003                       2


        -  Unaudited Condensed Statements of Operations,
             for the three and six months ended June 30, 2004
             and 2003 and from inception on January 22,
             1998 through June 30, 2004                                3


        -  Unaudited Condensed Statements of Cash Flows,
             for the six months ended June 30, 2004
             and 2003 and from inception on January 22,
             1998 through June 30, 2004                                4


        -  Notes to Unaudited Condensed Financial Statements         5 - 8

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                                   June 30,    December 31,
                                                     2004          2003
                                                 ____________  ____________
CURRENT ASSETS:
  Cash                                           $          -  $        713
                                                 ____________  ____________
        Total Current Assets                                -           713
                                                 ____________  ____________
                                                 $          -  $        713
                                                 ____________  ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                               $          -  $        685
  Related Party Advances                               36,171        32,310
                                                 ____________  ____________
        Total Current Liabilities                      36,171        32,995
                                                 ____________  ____________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                         -             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,600,000 shares issued and
   outstanding                                          1,600         1,600
  Capital in excess of par value                       39,629        39,629
  Deficit accumulated during the
    development stage                                 (77,400)      (73,511)
                                                 ____________  ____________
        Total Stockholders' Equity (Deficit)          (36,171)      (32,282)
                                                 ____________  ____________
                                                 $          -  $        713
                                                 ____________  ____________


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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                      For the Three           For the Six        From Inception
                      Months Ended            Months Ended       on January 22,
                        June 30,                June 30,          1998 Through
                 ______________________  ______________________     June 30,
                    2004        2003        2004        2003          2004
                 __________  __________  __________  __________  ______________

REVENUE          $        -  $        -  $        -  $        -  $            -

EXPENSES:
 General and
  administrative      1,231       1,641       3,889       4,175          10,597
                 __________  __________  __________  __________  ______________
LOSS BEFORE
  INCOME TAXES       (1,231)     (1,641)     (3,889)     (4,175)        (10,597)

CURRENT TAX
  EXPENSE                 -           -           -           -               -

DEFERRED TAX
  EXPENSE                 -           -           -           -               -
                 __________  __________  __________  __________  ______________

LOSS FROM
  CONTINUING
  OPERATIONS         (1,231)     (1,641)     (3,889)     (4,175)        (10,597)
                 __________  __________  __________  __________  ______________

DISCONTINUED
  OPERATIONS:
 Loss from
  operations of
  discontinued
  agricultural
  production
  business (net
  of $0 in income
  taxes)                  -           -           -           -         (66,803)
 Gain (loss) on
  disposal of
  discontinued
  operations (net
  of $0 in income
  taxes)                  -           -           -           -               -
                 __________  __________  __________  __________  ______________

LOSS FROM
  DISCONTINUED
  OPERATIONS              -           -           -           -         (66,803)
                 __________  __________  __________  __________  ______________

NET LOSS         $   (1,231) $   (1,641) $   (3,889) $   (4,175) $      (77,400)
                 __________  __________  __________  __________  ______________

LOSS PER COMMON
  SHARE:
 Continuing
  operations     $     (.00) $     (.00) $     (.00) $     (.00) $         (.01)
 Operations of
  discontinued
  agricultural
  production
  business                -           -           -           -            (.04)
 Gain (loss) on
  disposal of
  discontinued
  operations              -           -           -           -               -
                 __________  __________  __________  __________  ______________
 Net Loss Per
  Common Share   $     (.00) $     (.00) $     (.00) $     (.00) $         (.05)
                 __________  __________  __________  __________  ______________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                              For the Six        From Inception
                                              Months Ended       on January 22,
                                                June 30,          1998 Through
                                         ______________________     June 30,
                                            2004        2003          2004
                                         __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                                $   (3,889) $   (4,175) $      (77,400)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
  Impairment loss                                 -           -             945
  Loss on disposition of assets                   -           -           2,310
  Non-cash expense                                -           -           5,060
  Depreciation and amortization                   -           -           1,723
  Changes in assets and liabilities:
   Decrease in payroll tax receivable             -          22               -
   Decrease in prepaid assets                     -          85               -
   Increase (decrease) in accounts payable     (685)        140               -
                                         __________  __________  ______________
     Net Cash (Used) by Operating
      Activities                             (4,574)     (3,928)        (67,362)
                                         __________  __________  ______________

Cash Flows from Investing Activities:
 Payments for property and equipment              -           -          (4,978)
                                         __________  __________  ______________
     Net Cash (Used) by Investing
      Activities                                  -           -          (4,978)
                                         __________  __________  ______________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance              -           -          41,850
 Payments for stock offering costs                -           -          (5,681)
 Advances from related party                  3,861       5,420          36,171
                                         __________  __________  ______________
     Net Cash Provided by Financing
      Activities                              3,861       5,420          72,340
                                         __________  __________  ______________

Net Increase (Decrease) in Cash                (713)      1,492               -

Cash at Beginning of Period                     713          44               -
                                         __________  __________  ______________

Cash at End of Period                    $        -  $    1,536  $            -
                                         __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                              $        -  $        -  $            -
   Income taxes                          $        -  $        -  $            -

Supplemental Schedule of Non-cash Investing and Financing Activities:

 For the period from inception on January 22, 1998 through June 30, 2004:

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

  Reclassification - The financial statements for periods prior to June 30, 2004 have been reclassified to conform to the headings and classifications used in the June 30, 2004 financial statements.

NOTE 2 - CAPITAL STOCK AND WARRANTS

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at June 30, 2004 and December 31, 2003.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2004, the Company has available unused operating loss carryforwards of approximately $74,400, which may be applied against future taxable income and which expire in various years through 2024.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES [Continued]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $25,300 and $24,000 as of June 30, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance during the six months ended June 30, 2004 is approximately $1,300.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the six months ended June 30, 2004 and 2003, the Company did not pay any compensation to any officer or director of the Company.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Shareholder Advances - During the six months ended June 30, 2004, a shareholder of the Company made advances of $2,327 to the Company to pay expenses of the Company. At June 30, 2004, the Company owes $34,637 to the shareholder. The advances bear no interest and are due on demand.

  Related Party Advances - During the six months ended June 30, 2004, an entity related to a shareholder of the Company made advances of $1,534 to the Company to pay expenses of the Company. At June 30, 2004, the Company owes $1,534 to the shareholder. The advances bear no interest and are due on demand.

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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                      For the Three           For the Six        From Inception
                      Months Ended            Months Ended       on January 22,
                        June 30,                June 30,          1998 Through
                 ______________________  ______________________     June 30,
                    2004        2003        2004        2003          2004
                 __________  __________  __________  __________  ______________
   Loss from
    continuing
    operations
    (numerator)  $   (1,231) $   (1,641) $   (3,889) $   (4,175) $      (10,597)
   Loss from
    discontinued
    operations
    (numerator)           -           -           -           -         (66,803)
   Gain (loss) on
    disposal of
    discontinued
    operations
    (numerator)           -           -           -           -               -
                 __________  __________  __________  __________  ______________
   Loss available
    to common
    shareholders
    (numerator)  $   (1,231) $   (1,641) $   (3,889) $   (4,175) $      (77,400)
                 __________  __________  __________  __________  ______________
   Weighted
    average
    number of
    common shares
    outstanding
    used in loss
    per share for
    the period
    (denominator) 1,600,000   1,600,000   1,600,000   1,600,000       1,593,684
                 __________  __________  __________  __________  ______________

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


                              Gourmet Herb Growers, Inc.



Date:     August 11, 2004          by:   /s/ Rino Di Meo
                                   Rino Di Meo, President & Director