Form 10QSB
period 2004-09-30
GOURMET HERB GROWERS INC
filed 2004-11-15
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2004

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

The number of $.001 par value common shares outstanding at September 30, 2004:
1,600,000

                  PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

     See attached.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                        PAGE


        -    Unaudited Condensed Balance Sheets,
              September 30, 2004 and December 31, 2003                     2


        -    Unaudited Condensed Statements of Operations,
              for the three and nine months ended September 30,
              2004 and 2003 and from inception on January 22,
              1998 through September 30, 2004                              3


        -    Unaudited Condensed Statements of Cash Flows,
              for the nine months ended September 30, 2004
              and 2003 and from inception on January 22,
              1998 through September 30, 2004                              4


        -    Notes to Unaudited Condensed Financial Statements         5 - 7

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                        September 30, December 31,
                                             2004         2003
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $        -   $      713
                                         ___________  ___________
        Total Current Assets                       -          713
                                         ___________  ___________
                                          $        -   $      713
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $    1,170   $      685
  Advances from related party                 34,637       32,310
  Accrued interest - related party                72            -
  Shareholder loans                            2,398            -
                                         ___________  ___________
        Total Current Liabilities             38,277       32,995
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,600,000 shares issued and
   outstanding                                 1,600        1,600
  Capital in excess of par value              39,629       39,629
  Deficit accumulated during the
    development stage                        (79,506)     (73,511)
                                         ___________  ___________
        Total Stockholders' Equity
         (Deficit)                           (38,277)     (32,282)
                                         ___________  ___________
                                          $        -   $      713
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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                            For the Three      For the Nine     From Inception
                             Months Ended      Months Ended     on January 22,
                             September 30,      September 30,    1998 Through
                          __________________  __________________ September 30,
                            2004      2003      2004      2003       2004
                          ________  ________  ________  ________ ____________

REVENUE                   $      -  $      -  $      -  $      - $          -

EXPENSES:
 General and
  administrative             2,034     1,277     5,923     5,452       12,631
                          ________  ________  ________  ________ ____________
LOSS BEFORE OTHER
  INCOME (EXPENSE)          (2,034)   (1,277)   (5,923)   (5,452)     (12,631)

OTHER INCOME (EXPENSE):
 Interest expense
   - related party             (72)        -       (72)        -          (72)
                          ________  ________  ________  ________ ____________
LOSS BEFORE INCOME
  TAXES                     (2,106)   (1,277)   (5,995)   (5,452)     (12,703)

CURRENT TAX EXPENSE              -         -         -         -            -

DEFERRED TAX EXPENSE             -         -         -         -            -
                          ________  ________  ________  ________ ____________

LOSS FROM CONTINUING
  OPERATIONS                (2,106)   (1,277)   (5,995)   (5,452)     (12,703)
                          ________  ________  ________  ________ ____________

DISCONTINUED OPERATIONS:
 Loss from operations of
   discontinued agricultural
   production business
  (net of $0 in income
   taxes)                        -         -         -         -      (66,803)
 Gain (loss) on disposal
   of discontinued
   operations (net of $0
   in income taxes)              -         -         -         -            -
                          ________  ________  ________  ________ ____________

LOSS FROM DISCONTINUED
  OPERATIONS                     -         -         -         -      (66,803)
                          ________  ________  ________  ________ ____________

NET LOSS                  $ (2,106) $ (1,277) $ (5,995) $ (5,452) $   (79,506)
                          ________  ________  ________  ________ ____________

LOSS PER COMMON SHARE:
 Continuing operations    $   (.00) $   (.00) $   (.00) $   (.00) $      (.01)
 Operations of
  discontinued
  agricultural production
   business                      -         -         -         -         (.04)
 Gain (loss) on disposal
   of discontinued
   operations                    -         -         -         -            -
                          ________  ________  ________  ________ ____________

 Net Loss Per Common
   Share                  $   (.00) $   (.00) $   (.00) $   (.00) $      (.05)
                          ________  ________  ________  ________ ____________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                              For the Nine      From Inception
                                              Months Ended      on January 22,
                                              September 30,      1998 Through
                                           ____________________  September 30,
                                             2004      2003          2004
                                           _________  _________  ____________
Cash Flows from Operating Activities:
 Net loss                                  $ (5,995)  $ (5,452)  $   (79,506)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
 Impairment loss                                  -          -           945
 Loss on disposition of assets                    -          -         2,310
 Non-cash expense                                 -          -         5,060
 Depreciation and amortization                    -          -         1,723
 Changes in assets and liabilities:
  Decrease in payroll tax receivable              -         22             -
  Decrease in prepaid assets                      -         85             -
  Increase (decrease) in
    accounts payable                            485        (10)         1,170
  Increase in accrued
    interest - related party                     72          -             72
                                           _________  _________  ____________
     Net Cash (Used) by
       Operating Activities                  (5,438)    (5,355)       (68,226)
                                           _________  _________  ____________

Cash Flows from Investing Activities:
 Payments for property and equipment              -          -         (4,978)
                                           _________  _________  ____________
     Net Cash (Used) by
       Investing Activities                       -          -         (4,978)
                                           _________  _________  ____________

Cash Flows from Financing Activities:
 Advances from related party                  2,327      6,020         34,637
 Proceeds from shareholder loans              2,398          -          2,398
 Proceeds from common stock issuance              -          -         41,850
 Payments for stock offering costs                -          -         (5,681)
                                           _________  _________  ____________
     Net Cash Provided by
       Financing Activities                   4,725      6,020         73,204
                                           _________  _________  ____________

Net Increase (Decrease) in Cash                (713)       665              -

Cash at Beginning of Period                     713         44              -
                                           _________  _________  ____________

Cash at End of Period                      $      -   $    709   $          -
                                           _________  _________  ____________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                $      -   $      -   $          -
   Income taxes                            $      -   $      -   $          -

Supplemental Schedule of Non-cash Investing and Financing Activities:

 For the period from inception on January 22, 1998 through September 30, 2004:

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - The Company considers all highly-liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

  Reclassification - The financial statements for periods prior to September
  30,   2004  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the September 30, 2004 financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK AND WARRANTS

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2004 and December 31, 2003.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2004, the Company has available unused operating loss carryforwards of approximately $76,500, which may be applied against future taxable income and which expire in various years through 2024.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $26,000 and $24,000 as of September 30, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance during the nine months ended September 30, 2004 is approximately $2,000.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the nine months ended September 30, 2004 and 2003, the Company did not pay any compensation to any officer or director of the Company.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Advances from Related Party - During the nine months ended September 30, 2004, a shareholder of the Company made advances of $2,327 to the Company to pay expenses of the Company. At September 30, 2004, the Company owes $34,637 to the shareholder. The advances bear no interest and are due on demand.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS [Continued]

  Shareholder loans - At September 30, 2004 and December 31, 2003, shareholders and entities related to shareholders of the Company had advanced a total of $2,398 and $0 respectively to the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the nine months ended September 30, 2004 and 2003 amounted to $72 and $0, respectively.

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

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:
                               For the Three    For the Nine    From Inception
                               Months Ended     Months Ended    on January 22,
                               September 30,    September 30,    1998 Through
                            _________________   _______________  September 30,

                               2004      2003      2004      2003       2004
                            _________ _________ _________ _________ _________
  Loss from continuing
    operations (numerator)  $ (2,106) $ (1,277) $ (5,995) $ (5,452) $ (12,703)
  Loss from discontinued
    operations (numerator)         -         -         -         -    (66,803)
  Gain (loss) on disposal
    of discontinued
    operations (numerator)         -         -         -         -          -
                            _________ _________ _________ _________ _________
  Loss available to
    common shareholders
   (numerator)              $ (2,106) $ (1,277) $ (5,995) $ (5,452) $ (79,506)
                            _________ _________ _________ _________ _________

  Weighted average number
    of common shares
    outstanding used in
    loss per share for the
      period (denominator)  1,600,000 1,600,000 1,600,000 1,600,000  1,593,921
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

Item 2.  Sales of Unregistered Equity Securities and Use of Proceeds

     (a) During the period covered by this report, there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act.

     (b) During the period covered by this report, there were no securities that the issuer sold by registering the securities under the Securities Act.

     (c) During the period covered by this report, there was no repurchase made of equity securities registered pursuant to section 12 of the Exchange Act. None of the issuer's securities is registered pursuant to section 12 of the Exchange Act

Item 3.  Defaults Upon Senior Securities

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

Item 5.  Other Information

     None.

Item 6.  Exhibits.

     Exhibit Index - Exhibits required by Item 601 of Regulation S-B.

     (31) Certifications required by Rules 13a-14(a) or 15d-14(a).

     (32) Section 1350 Certifications

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Gourmet Herb Growers, Inc.



Date: November 11, 2004       by:   /s/ Rino Di Meo
                                   Rino Di Meo, President & Director