Form 10KSB
period 2004-12-31
GOURMET HERB GROWERS INC
filed 2005-03-09
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004    Commission File No. 333-83375

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

As of March 7, 2005, the aggregate market value of voting stock held by non-affiliates was approximately $37,500

The number of shares outstanding of the Issuer's common stock at December 31, 2004: 1,600,000

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

     The Company is currently negotiating the potential acquisition of a biopharmaceutical company operating outside of the U.S. The potential acquisition will be subject to certain conditions precedent and no assurance can be given that the potential acquisition will be completed. If the potential acquisition is completed it will involve a change in management and shareholder control of the company.

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

     Quarter Ended                 High                Low
     March 31, 2003                .35                 .35
     June 30, 2003                 .35                 .35
     September 30, 2003            .35                 .35
     December 31, 2003             .45                 .35

     March 31, 2004                .25                 .25
     June 30, 2004                 .25                 .25
     September 30, 2004            .25                 .25
     December 31, 2004             .25                 .25

     (B)  HOLDERS.

     As of March 7, 2005, there were about 27 record holders of the Common
Stock.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS.

     The Company is not presently engaged in any business activities and has no operations, income producing assets or significant operating capital. Management's plan of operation for the next twelve months is to continue to receive shareholder advances as necessary to provide general working capital to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. Presently the Company's principal activity has been to investigate potential acquisitions. At this time, we have no significant operating capital and do not know how long it will be necessary to fund necessary expenditures from shareholder advances, of which there is no assurance. There is also no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital. We cannot anticipate what, if any, capital commitments for product research and development or significant purchases of plant or equipment, or change in the number of employees there may be, prior to completing a suitable business acquisition. At December 31, 2004, indebtedness of the Company to certain shareholders in the amount of $41,772 was forgiven and contributed to capital.

     The Company is currently negotiating the potential acquisition of a biopharmaceutical company operating outside of the U.S. The potential acquisition will be subject to certain conditions precedent and no assurance can be given that the potential acquisition will be completed. If the potential acquisition is completed it will involve a change in management and shareholder control of the company.

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

                          Term Served As   Positions
Name of Director Age      Director/Officer With Company

Rino Di Meo       57      Since inception  President, Secretary-
                                           Treasurer & Director

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

Rino Di Meo   2004         0
CEO           2003         0
              2002       250

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

                         Title of  Amount & Nature of -  % of
Name and Address          Class    Beneficial Ownership  Class

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

     The Company is negotiating the potential acquisition of an operating company as referred to in item 1 of this Form 10-KSB. In the event of completion of such acquisition, it is the intent of Mr. Di Meo and other shareholders of the Company, listed above, to sell a substantial portion of their shares of the Company's stock at or about the time of closing the acquisition at prices which may be less than prices quoted in the OTC market place, if any. There is no written agreement with respect to such sales; however, there is a memorandum of understanding which contemplates the sale of 400,000 shares of common stock by the shareholders set forth above to an investment banker at $.3125 per share upon closing of the potential acquisition referred to above.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has entered into certain transactions with officers, directors or affiliates of the Company, which include the following:

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

     Exhibits required by Item 601 of Regulation S-B.
          31. Certifications required by Rules 13a-14(a) or 15d-14(a).
          32. Section 1350 Certifications

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES
     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $3,655 for the fiscal year ended December 31, 2003, and $3,840 for the fiscal year ended December 31, 2004 .

(2) AUDIT-RELATED FEES
     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended December 31, 2003, and $-0- for the fiscal year ended December 31, 2004 .

(3) TAX FEES
     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $-0- for the fiscal year ended December 31, 2003, and $-0- for the fiscal year ended December 31, 2004 .

(4) ALL OTHER FEES
     The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended December 31, 2003, and $-0- for the fiscal year ended December 31, 2004 .

(5) PRE-APPROVAL POLICIES AND PROCEDURES
     Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the company's the board of directors acting as the audit committee.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2004

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]



                                 CONTENTS

                                                                      PAGE

        -  Report of Independent Registered Public Accounting Firm     1


        -  Balance Sheet, December 31, 2004                            2


        -  Statements of Operations, for the years
            ended December 31, 2004 and 2003
            and from inception on January 22, 1998
            through December 31, 2004                                  3


        -  Statement of Stockholders' Equity (Deficit),
            from inception on January 22, 1998 through
            December 31, 2004                                        4 - 5


        -  Statements of Cash Flows, for the years
            ended December 31, 2004 and 2003
            and from inception on January 22, 1998
            through December 31, 2004                                  6


        -  Notes to Financial Statements                             7 - 12

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
GOURMET HERB GROWERS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Gourmet Herb Growers, Inc. [a development stage company] at December 31, 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003 and from inception on January 22, 1998 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Gourmet Herb Growers, Inc. [a development stage company] as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and from inception on January 22, 1998 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

February 8, 2005
Salt Lake City, Utah

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS

                                                      December 31,
                                                          2004
                                                      ___________
CURRENT ASSETS:
  Cash in trust                                        $      367
  Prepaid expenses                                          2,270
                                                      ___________
        Total Current Assets                                2,637
                                                      ___________
                                                       $    2,637
                                                    _____________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                     $        -
                                                      ___________
        Total Current Liabilities                               -
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
        no shares issued and outstanding                        -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,600,000 shares issued and
   outstanding                                              1,600
  Capital in excess of par value                           81,401
  (Deficit) accumulated
   during the development stage                          (80,364)
                                                      ___________
        Total Stockholders' Equity (Deficit)                2,637
                                                      ___________
                                                       $    2,637
                                                    _____________





 The accompanying notes are an integral part of this financial statement.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS


                                             For the        From Inception
                                            Year Ended       on January 22,
                                           December 31,       1998 Through
                                      _____________________   December 31,
                                           2004    2003          2004
                                      ___________  ________   __________

REVENUE                                  $     -   $     -    $       -

EXPENSES:
  General and administrative               6,853     6,708       13,561
                                      ___________  ________   __________

LOSS BEFORE INCOME TAXES                  (6,853)   (6,708)     (13,561)

CURRENT TAX EXPENSE                            -         -            -

DEFERRED TAX EXPENSE                           -         -            -
                                      ___________  ________   __________

LOSS FROM CONTINUING OPERATIONS           (6,853)   (6,708)     (13,561)
                                      ___________  ________   __________

DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued agricultural
    production business (net
    of $0 in income taxes)                     -         -      (66,803)
  Gain (loss) on disposal
    of discontinued operations
    (net of $0 in income taxes)                -         -            -
                                      ___________  ________   __________

LOSS FROM DISCONTINUED OPERATIONS              -         -      (66,803)
                                      ___________  ________   __________

NET LOSS                                 $(6,853)  $(6,708)    $(80,364)
                                      ___________  ________   __________

LOSS PER COMMON SHARE:
  Continuing operations                  $  (.00)  $  (.00)    $   (.01)
  Operations of discontinued
    agricultural production business           -         -         (.04)
  Gain (loss) on disposal of
    discontinued operations                    -         -            -
                                      ___________  ________   __________

  Net Loss Per Common Share              $  (.00)  $  (.00)    $   (.05)
                                      ___________  ________   __________

The accompanying notes are an integral part of these financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON JANUARY 22, 1998

                         THROUGH DECEMBER 31, 2004

                                                                      Deficit
                                                                    Accumulated
                   Preferred Stock      Common Stock    Capital in   During the
                   _______________  __________________  Excess of   Development
                   Shares  Amount     Shares   Amount   Par Value      Stage
                   ______  _______  _________  _______  _________   __________
BALANCE,
 January 22, 1998       -  $     -          -  $     -  $       -   $       -

Issuance of
 1,450,000 shares
 of common stock
 for cash at
 $.003 per share,
 January 1998           -        -  1,450,000    1,450      2,900           -

Issuance of
 150,000 shares of
 common stock for
 cash at $.25
 per share, net of
 stock offering
 costs of $5,681,
 April and May 1998     -        -    150,000      150     31,669           -

Rent-free use of
 property from an
 officer accounted
 for as a
 contribution to
 capital                -        -          -        -      2,300           -

Net loss for the
 period ended
 December 31, 1998      -        -          -        -          -     (10,803)
                   ______  _______  _________  _______  _________   __________
BALANCE,
 December 31, 1998      -        -  1,600,000    1,600     36,869     (10,803)

Rent-free use of
 property from
 an officer
 accounted for as
 a contribution
 to capital             -        -          -        -      2,760           -

Net loss for the
 year ended
 December 31, 1999      -        -          -        -          -     (26,310)
                   ______  _______  _________  _______  _________   __________
BALANCE,
 December 31, 1999      -        -  1,600,000    1,600     39,629     (37,113)

Net loss for the
 year ended
 December 31, 2000      -        -          -        -          -     (12,005)
                   ______  _______  _________  _______  _________   __________
BALANCE,
 December 31, 2000      -        -  1,600,000    1,600     39,629     (49,118)

Net loss for the
 year ended
 December 31, 2001      -        -          -        -          -      (7,930)
                   ______  _______  _________  _______  _________   __________
BALANCE,
 December 31, 2001      -        -  1,600,000    1,600     39,629     (57,048)

Net loss for
 the year ended
 December 31, 2002      -        -          -        -          -      (9,755)
                   ______  _______  _________  _______  _________   __________
BALANCE,
 December 31, 2002      -        -  1,600,000    1,600     39,629     (66,803)

Net loss for
 the year ended
 December 31, 2003      -        -          -        -          -      (6,708)
                   ______  _______  _________  _______  _________   __________




 The accompanying notes are an integral part of this financial statement.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON JANUARY 22, 1998

                         THROUGH DECEMBER 31, 2004

                                [Continued]

                                                                      Deficit
                                                                    Accumulated
                   Preferred Stock      Common Stock    Capital in   During the
                   _______________  __________________  Excess of   Development
                   Shares  Amount     Shares   Amount   Par Value      Stage
                   ______  _______  _________  _______  _________   __________
BALANCE,
 December 31, 2003      -  $    -   1,600,000  $ 1,600  $  39,629   $ (73,511)

Debt forgiven by
 shareholders
 Accounted for
 as Capital
 Contribution           -       -           -        -     41,772           -

Net loss for the
 year ended
 December 31, 2004      -       -           -        -          -      (6,853)
                   ______  _______  _________  _______  _________   __________
BALANCE,
 December 31, 2004      -  $    -   1,600,000  $ 1,600  $  81,401     (80,364)
                   ______  _______  _________  _______  _________   __________















 The accompanying notes are an integral part of this financial statement.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

                                           For the           From Inception
                                          Year Ended         on January 22,
                                         December 31,        1998 Through
                                      _____________________  December 31,
                                         2004       2003         2004
                                      _________  _________   ____________
Cash Flows from Operating Activities:
  Net loss                            $ (6,853)   $(6,708)       (80,364)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
    Impairment loss                          -          -            945
    Loss on disposition of assets            -          -          2,310
    Non-cash expense                         -          -          5,060
    Depreciation and amortization            -          -          1,723
    Changes in assets and liabilities:
      (Increase) decrease in
        payroll tax receivable               -         22              -
      Decrease in inventory                  -          -              -
      (Increase) decrease in
        prepaid assets                  (2,270)        85         (2,270)
      Increase (decrease) in
        accounts payable                  (685)       (35)             -
      (Decrease) in accounts
        payable - related party              -          -              -
                                      _________  _________   ____________
          Net Cash (Used) by
           Operating Activities         (9,808)    (6,636)       (72,596)
                                      _________  _________   ____________
Cash Flows from Investing Activities:
  Payments for property and equipment        -          -         (4,978)
                                      _________  _________   ____________
          Net Cash (Used) by
           Investing Activities              -          -         (4,978)
                                      _________  _________   ____________
Cash Flows from Financing Activities:
  Proceeds from common stock issuance        -          -         41,850
  Payments for stock offering costs          -          -         (5,681)
  Advances from related party            9,462      7,305         41,772
                                      _________  _________   ____________
          Net Cash Provided by
           Financing Activities          9,462      7,305         77,941
                                      _________  _________   ____________
Net Increase (Decrease) in Cash           (346)       669            367

Cash at Beginning of Period                713         44              -
                                      _________  _________   ____________

Cash at End of Period                  $   367   $    713    $       367
                                      _________  _________   ____________
Supplemental Disclosures of
 Cash Flow Information:
  Cash paid during the period for:
    Interest                           $     -   $      -    $         -
    Income taxes                       $     -   $      -    $         -

Supplemental Schedule of Non-cash Investing and Financing Activities:

 For the period from inception on January 22, 1998 through December 31, 2004:

     At December 31, 2004 shareholders and an entity related to a shareholder forgave debt totaling $41,772. Due to the related party nature of the debt, the Company recorded the forgiveness as a capital contribution.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of nonmonetary Assests - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification - The financial statements for periods prior to  December
  31,   2004  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the December 31, 2004 financial statements.

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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS [Continued]

  The following is a summary of the results of operations of the Company's discontinued agricultural production business:

                                             For the      From Inception
                                            Year Ended     on January 22,
                                           December 31,    1998 Through
                                      ___________________  December 31,
                                         2004    2003          2004
                                      __________  _______   __________
    Revenue                             $     -   $     -   $  35,654
    Cost of sales                             -         -     (23,552)
    General and administrative                -         -     (75,650)
    Impairment loss                           -         -        (945)
    Loss on disposition of assets             -         -      (2,310)
                                      __________  _______   __________
    Net loss                            $     -   $     -   $ (66,803)
                                      __________  _______   __________

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

  Depreciation expense for the years ended December 31, 2004 and 2003 amounted to $0 and $0, respectively.


NOTE 4 - CAPITAL STOCK AND WARRANTS

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at December 31, 2004.

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

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2004, the Company has available unused operating loss carryforwards of approximately $77,500, which may be applied against future taxable income and which expire in various years through 2024.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $26,300 and $24,000 as of December 31, 2004 and 2003, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2004 is approximately $2,300.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management  Compensation - During the years ended December  31,  2004  and
  2003, the Company paid $0 and $0, respectively, in salary to the Company's president.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Greenhouse and Property - The Company has rented property of an officer/shareholder of the Company for its agricultural activities. Rent expense for the years ended December 31, 2004 and 2003 amounted to $0 and $0, respectively.

  Advances from Related Party - During the year ended December 31, 2004, a shareholder of the Company made advances of $2,327 to the Company to pay expenses of the Company. At December 31, 2004, the shareholder forgave all the advances to the Company, which totaled $34,637. Due to the related party nature of the debt, the Company recorded the forgiveness as a capital contribution.

  At December 31, 2004 and December 31, 2003, shareholders and entities related to shareholders of the Company had advanced a total of $7,135 and $0 respectively to the Company. The advances bear no interest and are due on demand. At December 31, 2004 the shareholder forgave the advances. Due to the related party nature of the debt, the Company recorded the forgiveness as capital contribution.

  At December 31, 2004 all of the company's cash of $367 was held in trust by a lawfirm which is related to a shareholder of the company.

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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                        For the           From Inception
                                       Year Ended         on January 22,
                                       December 31,        1998 Through
                                  _____________________    December 31,
                                    2004         2003          2004
                                  _________   _________     _________
  Loss from continuing
  operations (numerator)          $ (6,853)   $ (6,708)     $ (13,561)

  Loss from discontinued
  operations (numerator)                  -           -       (66,803)

  Gain (loss) on disposal
  of discontinued operations
  (numerator)                             -           -             -

                                  _________   _________     _________
  Loss available to common
  shareholders (numerator)        $ (6,853)   $ (6,708)     $ (80,364)
                                  _________   _________     _________
  Weighted average number
  of common shares
  outstanding used in
  loss per share for
  the period (denominator)        1,600,000   1,600,000     1,594,142
                                  _________   _________     _________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.


NOTE 9 - SUBSEQUENT EVENTS

  The Company is currently negotiating the potential acquisition of a biopharmaceutical company operating outside the U.S. The potential acquisition will be subject to certain conditions precedent and no assurance can be given that the potential acquisition will be completed. If the potential acquisition is completed it will involve a change in management and shareholder control of the company.

                              SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


GOURMET HERB GROWERS, INC.



By:   /s/ Rino Di Meo                       Date:   March 8, 2005
     Rino Di Meo, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:    /s/ Rino Di Meo                     Date:    March 8, 2005
     Rino Di Meo, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.