Form 10QSB
period 2005-03-31
GOURMET HERB GROWERS INC
filed 2005-05-19
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2005

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

The number of $.001 par value common shares outstanding at March 31, 2005:
1,600,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2005

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE


        _   Unaudited Condensed Balance Sheets,
             March 31, 2005 and December 31, 2004            2


        -   Unaudited Condensed Statements of Operations,
             for the three months ended March 31, 2005
             and 2004 and from inception on January 22,
             1998 through March 31, 2005                     3


        -   Unaudited Condensed Statements of Cash Flows,
             for the three months ended March 31, 2005
             and 2004 and from inception on January 22,
             1998 through March 31, 2005                     4


        -   Notes to Unaudited Condensed Financial
             Statements                                  5 - 9

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                          March 31,   December 31,
                                             2005         2004
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                   $       282  $       367
  Prepaid assets                                 785        2,270
                                         ___________  ___________
        Total Current Assets                   1,067        2,637
                                         ___________  ___________
                                         $     1,067  $     2,637
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                       $     1,075  $         -
                                         ___________  ___________
        Total Current Liabilities              1,075            -
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   100,000,000 shares authorized,
   1,600,000 shares issued and
   outstanding                                 1,600        1,600
  Capital in excess of par value              81,401       81,401
  Deficit accumulated during the
    development stage                        (83,009)     (80,364)
                                         ___________  ___________
        Total Stockholders' Equity
         (Deficit)                                (8)       2,637
                                         ___________  ___________
                                         $     1,067  $     2,637
                                         ___________  ___________




Note: The balance sheet at December 31, 2004 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                         For the Three       From Inception
                                        Months Ended on        January 22,
                                           March 31,          1998 Through
                                     ______________________     March 31,
                                        2005        2004          2005
                                     __________  __________  ______________

REVENUE                              $        -  $        -  $            -

EXPENSES:
 General and administrative               2,645       2,658          16,206
                                     __________  __________  ______________
LOSS BEFORE INCOME
  TAXES                                  (2,645)     (2,658)        (16,206)

CURRENT TAX EXPENSE                           -           -               -

DEFERRED TAX EXPENSE                          -           -               -
                                     __________  __________  ______________

LOSS FROM CONTINUING
  OPERATIONS                             (2,645)     (2,658)        (16,206)
                                     __________  __________  ______________

DISCONTINUED OPERATIONS:
 Loss from operations of
   discontinued agricultural
   production business (net of $0
   in income taxes)                           -           -         (66,803)
 Gain (loss) on disposal of
   discontinued operations (net of
   $0 in income taxes)                        -           -               -
                                     __________  __________  ______________

LOSS FROM DISCONTINUED
  OPERATIONS                                  -           -         (66,803)
                                     __________  __________  ______________

NET LOSS                             $   (2,645) $   (2,658) $      (83,009)
                                     __________  __________  ______________

LOSS PER COMMON SHARE:
 Continuing operations               $     (.00) $     (.00) $         (.01)
 Operations of discontinued
   agricultural production
   business                                   -           -            (.04)
 Gain (loss) on disposal of
   discontinued operations                    -           -               -
                                     __________  __________  ______________
 Net Loss Per Common Share           $     (.00) $     (.00) $         (.05)
                                     __________  __________  ______________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                         For the Three       From Inception
                                        Months Ended on        January 22,
                                           March 31,          1998 Through
                                     ______________________     March 31,
                                        2005        2004          2005
                                     __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                            $   (2,645) $   (2,658) $      (83,009)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
 Impairment loss                              -           -             945
 Loss on disposition of assets                -           -           2,310
 Non-cash expense                             -           -           5,060
 Depreciation and amortization                -           -           1,723
 Changes in assets and liabilities:
  (Increase) decrease in prepaid
    assets                                1,485           -            (785)
  Increase in accounts payable            1,075       1,545           1,075
                                     __________  __________  ______________
     Net Cash (Used) by
       Operating Activities                 (85)     (1,113)        (72,681)
                                     __________  __________  ______________

Cash Flows from Investing Activities:
 Payments for property and equipment          -           -          (4,978)
                                     __________  __________  ______________
     Net Cash (Used) by
       Investing Activities                   -           -          (4,978)
                                     __________  __________  ______________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance          -           -          41,850
 Payments for stock offering costs            -           -          (5,681)
 Advances from related party                  -       1,152          41,772
                                     __________  __________  ______________
     Net Cash Provided by
       Financing Activities                   -       1,152          77,941
                                     __________  __________  ______________

Net Increase (Decrease) in Cash             (85)         39             282

Cash at Beginning of Period                 367         713               -
                                     __________  __________  ______________

Cash at End of Period                $      282  $      752  $          282
                                     __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                          $        -  $        -  $            -
   Income taxes                      $        -  $        -  $            -

Supplemental Schedule of Non-cash Investing and Financing Activities:

 For the three months ended March 31, 2005 and 2004:

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and 2004 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" [See Note 4].

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the periods presented in accordance with Statement of Financial Accounting Standards No. 128, "Earning Per Share" [See Note 7].

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Accounting  Estimates  -  The  preparation  of  financial  statements   in
  conformity  with generally accepted accounting principles  in  the  United
  States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated by management.

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

  Reclassification - The financial statements for periods prior to March 31, 2005 have been reclassified to conform to the headings and classifications used in the March 31, 2005 financial statements.

  Restatement - The financial statements have been restated for all periods presented to reflect the Company's amended articles of incorporation which were filed with the State of Nevada in May 2005 [See Note 3 and 8].

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

  The following is a summary of the results of operations of the Company's discontinued agricultural production business:

                                                             From Inception
                                      For the Three Months   on January 22,
                                         Ended March 31,      1998 Through
                                     ______________________     March 31,
                                        2005        2004          2005
                                     __________  __________  ______________
        Revenue                      $        -  $        -  $       35,654
        Cost of sales                         -           -         (23,552)
        General and administrative            -           -         (75,650)
        Impairment loss                       -           -            (945)
        Loss on disposition of assets         -           -          (2,310)
                                     __________  __________  ______________
        Net loss                     $        -  $        -  $      (66,803)
                                     __________  __________  ______________

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK AND WARRANTS

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at March 31, 2005 and December 31, 2004.

  Common Stock - In May 2005, the Company amended its articles of incorporation to authorize 100,000,000 shares of common stock having a par value of $.001 per share.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2005, the Company has available unused operating loss carryforwards of approximately $80,000, which may be applied against future taxable income and which expire in various years through 2025. If certain substantial changes in the Company's ownership should occur, there may be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $27,200 and $26,300 as of March 31, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance during the three months ended March 31, 2005 is approximately $900.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the three months ended March 31, 2005 and 2004, the Company did not pay any compensation to any officer or director of the Company.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no cost to the Company.

NOTE 6 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock and/or through a possible acquisition of another company. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                         For the Three       From Inception
                                        Months Ended on        January 22,
                                           March 31,          1998 Through
                                     ______________________     March 31,
                                        2005        2004          2005
                                     __________  __________  ______________
    Loss from continuing
       operations  (numerator)       $   (2,645) $   (2,658) $      (16,206)
    Loss from discontinued
      operations (numerator)                  -           -         (66,803)
    Gain (loss) on disposal of
      discontinued operations
      (numerator)                             -           -               -
                                     __________  __________  ______________
    Loss available to common
       shareholders (numerator)      $   (2,645) $   (2,658) $      (83,009)
                                     __________  __________  ______________
    Weighted average number of
      common shares outstanding
      used in loss per share for the
      period (denominator)            1,600,000   1,600,000       1,594,343
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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - SUBSEQUENT EVENTS

  Potential Acquisition - The Company is currently negotiating the potential acquisition of a biopharmaceutical company operating outside of the U.S. The potential acquisition will be subject to certain conditions precedent and no assurance can be given that the potential acquisition will be complete. If the potential acquisition is completed it will involve a change in management and shareholder control of the Company.

  Amended Articles of Incorporation - In May 2005, the Company filed amended articles of incorporation with the State of Nevada increasing the number of authorized shares of common stock to 100,000,000. The financial statements have been restated for all periods presented to reflect the increase in authorized shares.

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

PLAN OF OPERATIONS.

     The Company is not presently engaged in any business activities and has no operations, income producing assets or significant operating capital. Management's plan of operation for the next twelve months is to continue to receive shareholder advances as necessary to provide general working capital to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. Presently the Company's principal activity has been to investigate potential acquisitions. However, the Company has not located any suitable potential business acquisition and has no plans, commitments or arrangements with respect to any potential business venture. At this time, we have no significant operating capital and do not know how long it will be necessary to fund necessary expenditures from shareholder advances, of which there is no assurance. There is also no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital. We cannot anticipate what, if any, capital commitments for product research and development or significant purchases of plant or equipment, or change in the number of employees there may be, prior to locating a suitable potential business acquisition. There is no written agreement with respect to any potential business acquisition. If any suitable potential business acquisition is located and completed, it will in all likelihood involve a change in management and shareholder control of the company. At December 31, 2004, indebtedness of the Company to certain shareholders in the amount of $41,772 was forgiven and contributed to capital.

     The Company has been negotiating the potential acquisition of a biopharmaceutical company operating outside of the U.S. The potential acquisition would be subject to certain conditions precedent and no assurance can be given that the potential acquisition will be completed. If the potential acquisition is completed it will involve a change in management and shareholder control of the company.

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

ITEM 5.  OTHER INFORMATION

     On May 18, 2005, the Company amended its articles of incorporation to increase its authorized shares of common stock to 100,000,000 shares, par value $.001 per share.

ITEM 6.  EXHIBITS.

     Exhibit Index - Exhibits required by Item 601 of Regulation S-B.

     (2) Certificate of Amendment to the Articles of Incorporation

     (31) Certifications required by Rules 13a-14(a) or 15d-14(a).

     (32) Section 1350 Certifications

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Gourmet Herb Growers, Inc.



Date:     May 18, 2005        by:     /s/ Rino Di Meo
                                   Rino Di Meo, President & Director