Form 10QSB
period 2005-06-30
GOURMET HERB GROWERS INC
filed 2005-08-15
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2005

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


The number of $.001 par value common shares outstanding at June 30, 2005:
1,600,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               JUNE 30, 2005

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                           PAGE


        _   Unaudited Condensed Balance Sheets,
             June 30, 2005 and December 31, 2004              2


        -   Unaudited Condensed Statements of Operations,
             for the three and six months ended June 30,
             2005 and 2004 and from inception on January
             22, 1998 through June 30, 2005               3 - 4


        -   Unaudited Condensed Statements of Cash Flows,
             for the six months ended June 30, 2005 and
             2004 and from inception on January 22,1998
             through June 30, 2005                            5


        -   Notes to Unaudited Condensed Financial
             Statements                                   6 - 10

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                           June 30,   December 31,
                                             2005         2004
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                   $         -  $       367
  Prepaid Expenses                                 -        2,270
                                         ___________  ___________
        Total Current Assets                       -        2,637
                                         ___________  ___________
                                         $         -  $     2,637
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                       $         -  $         -
  Advances from related party                  1,428            -
  Accrued Interest - related party                22            -
                                         ___________  ___________
        Total Current Liabilities              1,450            -
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   100,000,000 shares authorized,
   1,600,000 shares issued and
   outstanding                                 1,600        1,600
  Capital in excess of par value              81,401       81,401
  Deficit accumulated during the
    development stage                        (84,451)     (80,364)
                                         ___________  ___________
        Total Stockholders' Equity
          (Deficit)                           (1,450)       2,637
                                         ___________  ___________
                                         $         -  $     2,637
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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                           For the Three      For the Six
                            Months Ended      Months Ended   From Inception
                              June 30,          June 30,     on January 22,
                         _________________ _________________  1998 Through
                           2005     2004     2005     2004    une 30, 2005
                         ________ ________ ________ ________ ______________
REVENUE                  $      - $      - $      - $      - $            -

EXPENSES:
 General and
  administrative            1,420    1,231    4,065    3,889         17,626
                         ________ ________ ________ ________ ______________

LOSS BEFORE OTHER
 INCOME (EXPENSE)         (1,420)  (1,231)  (4,065)  (3,889)       (17,626)

OTHER INCOME (EXPENSE):
 Interest Expense            (22)        -     (22)        -           (22)
                         ________ ________ ________ ________ ______________

LOSS BEFORE INCOME
 TAXES                    (1,442)  (1,231)  (4,087)  (3,889)       (17,648)

CURRENT TAX EXPENSE             -        -        -        -              -

DEFERRED TAX EXPENSE            -        -        -        -              -
                         ________ ________ ________ ________ ______________

LOSS FROM CONTINUING
 OPERATIONS               (1,442)  (1,231)  (4,087)  (3,889)       (17,648)
                         ________ ________ ________ ________ ______________

DISCONTINUED OPERATIONS:
 Loss from operations
  of discontinued
  agricultural production
  business (net of $0 in
  income taxes                  -        -        -        -       (66,803)
 Gain (loss) on disposal
  of discontinued
  operations (net of $0
  in income taxes)              -        -        -        -              -
                         ________ ________ ________ ________ ______________

LOSS FROM DISCONTINUED
  OPERATIONS                    -        -        -        -       (66,803)

NET LOSS                 $(1,442) $(1,231) $(4,087) $(3,889) $     (84,451)
                         ________ ________ ________ ________ ______________




 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                [CONTINUED]


                           For the Three      For the Six
                            Months Ended      Months Ended   From Inception
                              June 30,          June 30,     on January 22,
                         _________________ _________________  1998 Through
                           2005     2004     2005     2004    une 30, 2005
                         ________ ________ ________ ________ ______________
LOSS PER COMMON SHARE
 Continuing operations   $  (.00) $  (.00) $  (.00) $  (.00) $        (.01)
 Operations of
  discontinued
  agricultural production
  business                      -        -        -        -          (.04)
 Gain (loss) on disposal
  of discontinued
  operations                    -        -        -        -              -
                         ________ ________ ________ ________ ______________

Net Loss Per Common
  Share                  $  (.00) $  (.00) $  (.00) $  (.00) $        (.05)
                         ________ ________ ________ ________ ______________


























 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                          For the Six        From Inception
                                          Months Ended       on January 22,
                                            June 30,          1998 Through
                                     ______________________     June 30,
                                        2005        2004          2005
                                     __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                            $   (4,087) $   (3,889) $      (84,451)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
 Impairment loss                              -           -             945
 Loss on disposition of assets                -           -           2,310
 Non-cash expense                             -           -           5,060
 Depreciation and amortization                -           -           1,723
 Changes in assets and liabilities:
  (Increase) decrease in prepaid assets   2,270           -               -
  Decrease in accounts payable                -        (685)              -
  Increase in accrued interest
    - related party                          22           -              22
                                     __________  __________  ______________
     Net Cash (Used) by
       Operating Activities              (1,795)     (4,574)        (74,391)
                                     __________  __________  ______________

Cash Flows from Investing Activities:
 Payments for property and equipment          -           -          (4,978)
                                     __________  __________  ______________
     Net Cash (Used) by
       Investing Activities                   -           -          (4,978)
                                     __________  __________  ______________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance          -           -          41,850
 Payments for stock offering costs            -           -          (5,681)
 Advances from related party              1,428       3,861          43,200
                                     __________  __________  ______________
     Net Cash Provided by
       Financing Activities               1,428       3,861          79,369
                                     __________  __________  ______________

Net Increase (Decrease) in Cash            (367)       (713)              -

Cash at Beginning of Period                 367         713               -
                                     __________  __________  ______________

Cash at End of Period                $        -  $        -  $            -
                                     __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                          $        -  $        -  $            -
   Income taxes                      $        -  $        -  $            -

Supplemental Schedule of Non-cash Investing and Financing Activities:

 For the period from inception on January 22, 1998 through June 30, 2005:

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and 2004 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

  Discontinued Operations - The Company has adopted Statements of Financial Accounting Standards No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets". SFAS No. 144 modifies previous disclosures and requires additional disclosures for discontinued operations and the assets associated with discontinued operations.

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

  Reclassification - The financial statements for periods prior to June 30, 2005 have been reclassified to conform to the headings and classifications used in the June 30, 2005 financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2003, the Company discontinued its agricultural production business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets".

  The following is a summary of the results of operations of the Company's discontinued agricultural production business:

                                          For the Six        From Inception
                                          Months Ended       on January 22,
                                            June 30,          1998 Through
                                     ______________________     June 30,
                                        2005        2004          2005
                                     __________  __________  ______________
       Revenue                       $        -  $        -  $       35,654
       Cost of goods sold                     -           -         (23,552)
       General and administrative             -           -         (75,650)
       Impairment loss                        -           -            (945)
       Loss on disposition of assets          -           -          (2,310)
                                     __________  __________  ______________
       Net loss                      $        -  $        -  $      (66,803)
                                     __________  __________  ______________

NOTE 3 - CAPITAL STOCK AND WARRANTS

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at June 30, 2005 and December 31, 2004.

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

  Capital Contribution/Distribution - During 2004, an officer and other related parties forgave debt and accrued interest in the amount of $41,772. In accordance with AICPA Technical Practice Aids, Practice Alert 00-1, Accounting for Certain Equity Transactions, Extinguishment of Related Party Debt, the forgiveness has been charged to additional paid-in-capital.

  Amended Articles of Incorporation - In May 2005, the Company filed amended articles of incorporation with the State of Nevada increasing the number of authorized shares of common stock to 100,000,000. The financial statements have been restated for all periods presented to reflect the increase in authorized share.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2005, the Company has available unused operating loss carryforwards of approximately $81,500, which may be applied against future taxable income and which expire in various years through 2025.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $27,700 and $26,300 as of June 30, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance during the six months ended June 30, 2005 is approximately $1,400.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the six months ended June 30, 2005 and 2004, the Company did not pay any compensation to any officer or director of the Company.

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

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:


                           For the Three      For the Six
                            Months Ended      Months Ended     From Inception
                              June 30,          June 30,       on January 22,
                        ___________________ ___________________ 1998 Through
                           2005     2004       2005     2004    June 30, 2005
                        _________ _________ _________ _________ _____________
  Loss from continuing
   operations
   (numerator)          $ (1,442) $ (1,231) $ (4,087) $ (3,889) $    (17,648)

  Loss from discontinued
   operations (numerator)       -         -         -         -      (66,803)


  Gain (loss) on
   disposal of
   discontinued
   operations
   (numerator)                  -         -         -         -             -
                        _________ _________ _________ _________ _____________

  Loss available to
   common shareholders
   (numerator)          $ (1,442) $ (1,231) $ (4,087) $ (3,889) $    (84,451)
                        _________ _________ _________ _________ _____________
  Weighted average
   number of common
   shares outstanding
   used in loss per
   share during the
   period (denominator) 1,600,000 1,600,000 1,600,000 1,600,000     1,594,532
                        _________ _________ _________ _________ _____________


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


                              Gourmet Herb Growers, Inc.



Date: August 15, 2005         by:     /s/ Rino Di Meo
                                   Rino Di Meo, President & Director