Form 10QSB
period 2005-09-30
GOURMET HERB GROWERS INC
filed 2005-11-10
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).              YES [X]  NO [  ]

The number of $.001 par value common shares outstanding at September 30, 2005:
1,600,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2005

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE


        _    Unaudited Condensed Balance Sheets,
            September 30, 2005 and December 31, 2004         2


        -    Unaudited Condensed Statements of Operations,
            for the three and nine months ended September
            30, 2005 and 2004 and from inception on
            January 22, 1998 through September 30, 2005      3


        -    Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2005
            and 2004 and from inception on January 22,
            1998 through September 30, 2005                  4


        -    Notes to Unaudited Condensed Financial
            Statements                                   5 - 9

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                        September 30, December 31,
                                             2005         2004
                                        ____________  ____________
CURRENT ASSETS:
  Cash                                  $          -  $        367
  Prepaid assets                                   -         2,270
                                        ____________  ____________
        Total Current Assets                       -         2,637
                                        ____________  ____________
                                        $          -  $      2,637
                                        ____________  ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                      $          -  $          -
  Accounts payable - related party             2,848             -
  Accrued Interest                                63             -
                                        ____________  ____________
        Total Current Liabilities              2,911             -
                                        ____________  ____________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -             -
  Common stock, $.001 par value,
   100,000,000 shares authorized,
   1,600,000 shares issued and
   outstanding                                 1,600         1,600
  Capital in excess of par value              81,401        81,401
  Deficit accumulated during the
    development stage                        (85,912)      (80,364)
                                        ____________  ____________
        Total Stockholders'
          Equity (Deficit)                    (2,911)        2,637
                                        ____________  ____________
                                        $          -  $      2,637
                                        ____________  ____________



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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                             For the Three       For the Nine  From Inception
                              Months Ended Months Ended on January 22, September 30, September 30, 1998, Through
                           _________________ _________________  September 30,
                             2005      2004    2005      2004       2005
                           ________ ________ ________ ________ ______________
REVENUE                    $      - $      - $      - $      - $            -

EXPENSES:
  General and
   administrative             1,420    2,034    5,485    5,923         19,046
                           ________ ________ ________ ________ ______________
LOSS BEFORE OTHER INCOME
  (EXPENSE)                 (1,420)  (2,034)  (5,485)  (5,923)       (19,046)

OTHER INCOME (EXPENSE):
  Interest Expense             (41)        -     (63)        -           (63)
                           ________ ________ ________ ________ ______________

LOSS BEFORE INCOME TAXES    (1,461)  (2,034)  (5,548)  (5,923)       (19,109)

CURRENT TAX EXPENSE               -        -        -        -              -

DEFERRED TAX EXPENSE              -        -        -        -              -
                           ________ ________ ________ ________ ______________
LOSS FROM CONTINUING
OPERATIONS                  (1,461)  (2,034)  (5,548)  (5,923)       (19,109)
                           ________ ________ ________ ________ ______________
DISCONTINUED OPERATIONS:
  Loss from operations of
   discontinued
   agricultural production
   business (net of $0 in
   income taxes)         -        -        -        -       (66,803)
  Gain (loss) on disposal
   of discontinued
   agricultural production
   business operations (net
   of $0 in income taxes)         -        -        -        -              -
                           ________ ________ ________ ________ ______________
LOSS FROM DISCONTINUED
OPERATIONS                        -        -        -        -       (85,912)
                           ________ ________ ________ ________ ______________

NET LOSS                   $(1,461) $(2,034) $(5,548) $(5,923) $     (85,912)
                           ________ ________ ________ ________ ______________
LOSS PER COMMON SHARE:
  Continuing operations       (.00)    (.00)    (.00)    (.00)          (.01)
   Operations of
   discontinued
   agricultural production
   business                       -        -        -        -          (.04)
  Gain (loss) on disposal
   of discontinued
   operations                     -        -        -        -              -
                           ________ ________ ________ ________ ______________
  Net Loss Per Common
   Share                   $  (.00) $  (.00) $  (.00) $  (.00) $        (.05)
                           ________ ________ ________ ________ ______________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                           For the Nine       From Inception
                                           Months Ended       on January 22,
                                           September 30,       1998 Through
                                      ______________________   September 30,
                                         2005        2004          2005
                                      __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                             $   (5,548) $   (5,923) $      (85,912)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Impairment loss                              -           -             945
  Loss on disposition of assets                -           -           2,310
  Non-cash expense                             -           -           5,060
  Depreciation and amortization                -           -           1,723
  Changes in assets and liabilities:
   (Increase) decrease in prepaid
     assets                                2,270           -               -
   Increase in accounts payable                -         485               -
   Increase in accrued interest -
     related party                            63           -              63
                                      __________  __________  ______________
     Net Cash (Used) by
       Operating Activities               (3,215)     (5,438)        (75,811)
                                      __________  __________  ______________
Cash Flows from Investing Activities:
 Payments for property and equipment           -           -          (4,978)
                                      __________  __________  ______________
     Net Cash (Used) by
       Investing Activities                    -           -          (4,978)
                                      __________  __________  ______________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance           -           -          41,850
 Payments for stock offering costs             -           -          (5,681)
 Advances from related party               2,848       2,327          44,620
 Proceeds from shareholder loans               -       2,398               -
                                      __________  __________  ______________
     Net Cash Provided by
       Financing Activities                2,848       4,725          80,789
                                      __________  __________  ______________

Net Increase (Decrease) in Cash             (367)       (713)              -

Cash at Beginning of Period                  367         713               -
                                      __________  __________  ______________

Cash at End of Period                 $        -  $        -  $            -
                                      __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                           $        -  $        -  $            -
   Income taxes                       $        -  $        -  $            -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the period from inception on January 22, 1998 through September 30, 2005:

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and 2004 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the periods presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 7].

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", and SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004) and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.


  Reclassification - The financial statements for periods prior to September
  30,   2005  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the September 30, 2005 financial statements.

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

  The following is a summary of the results of operations of the Company's discontinued agricultural production business:

                                                             From Inception
                                       For the Nine Months   on January 22,
                                       Ended September 30,    1998 Through
                                     ______________________   September 30,
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
                                     __________  __________  ______________

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK AND WARRANTS

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2005 and December 31, 2004.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2005, the Company has available unused operating loss carryforwards of approximately $82,900, which may be applied against future taxable income and which expire in various years through 2025. If certain substantial changes in the Company's ownership should occur, there may be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES [CONTINUED]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $28,200 and $26,300 as of September 30, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance during the nine months ended September 30, 2005 is approximately $1,900.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the nine months ended September 30, 2005 and 2004, the Company did not pay any compensation to any officer or director of the Company.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no cost to the Company.

  Advances From Related Party - At September 30, 2005 and December 31, 2004, shareholders and entities related to shareholders of the Company had advanced a total of $2,848 and $0, respectively, to the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the nine months ended September 30, 2005 and 2004 amounted to $63 and $0, respectively.

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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                          For the Three        For the Nine    From Inception
                           Months Ended        Months Ended    on January 22,
                           September 30,       September 30,    1998, Through
                       ___________________ ___________________  September 30,
                          2005      2004      2005      2004        2005
                       _________ _________ _________ _________ ______________
  Income (loss) from
   continuing operations
   (numerator)         $ (1,461) $ (2,034) $ (5,548) $ (5,923) $     (19,109)
  Income (loss) from
   discontinued
   operations
   (numerator)                 -         -         -         -       (66,803)
  Income (loss) from
   cumulative effect of
   change in accounting
   principle                   -         -         -         -              -
                       _________ _________ _________ _________ ______________
  Income (loss)
   available to common
   shareholders
   (numerator)         $ (1,461) $ (2,034) $ (5,548) $ (5,923) $     (85,912)
                       _________ _________ _________ _________ ______________

  Weighted average
   number of common
   shares outstanding
   used in loss per
   share for the period
   (denominator)       1,600,000 1,600,000 1,600,000 1,600,000      1,594,712
                       _________ _________ _________ _________ ______________


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


                                   Gourmet Herb Growers, Inc.



Date:  November 9, 2005            by:     /s/ Rino Di Meo
                                   Rino Di Meo, President & Director