Form 10KSB
period 2005-12-31
GOURMET HERB GROWERS INC
filed 2006-04-10
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005   Commission File No. 333-83375

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

    311 South State Street, Suite 440, Salt Lake City, Utah 84111
         (Address of principal executive offices)  (zip code)

Issuer's telephone number, including area code:  (801) 531-0066
Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None

            2302 Parley's Way, Salt Lake City, Utah 84109
    (Former name or former address, if changed since last report.)

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

As of February 9, 2006, the aggregate market value of voting stock held by non-affiliates was approximately $76,500

The number of shares outstanding of the Issuer's common stock at December 31, 2005: 1,600,000

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

     Quarter Ended                 High                Low
     March 31, 2004                .25                 .25
     June 30, 2004                 .25                 .25
     September 30, 2004            .25                 .25
     December 31, 2004             .25                 .25

     March 31, 2005                .25                 .25
     June 30, 2005                 .50                 .25
     September 30, 2005            .50                 .50
     December 31, 2005             .51                 .50

     (B)  HOLDERS.

     As of February 9, 2006, there were about 25 record holders of the Common Stock.

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

                          Term Served As   Positions
Name of Director     Age  Director/Officer With Company

Thomas G. Kimble     60   January 10, 2006 President, Sec/ Treas. & Director


     On January 10, 2006, Rino Di Meo, formerly President & Director, resigned and appointed Thomas G. Kimble as the sole officer and director of Gourmet Herb Growers. A brief description of his positions, background and business experience follows:

     Mr. Kimble graduated from the University of Utah with B.S. and J.D. degrees, and is an attorney in private practice. Thomas G. Kimble & Associates, P.C. is the law firm which serves as our counsel .

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

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table summarizes executive compensation paid or accrued for the Chief Executive Officer during the past three years.

                      SUMMARY COMPENSATION TABLE

Name And                                Other Annual       All Other
Principal   Year   Salary($)  Bonus($) Compensation($) Compensation($)
Position

Rino Di Meo 2005           0        0              0               0
CEO         2004           0        0              0               0
            2003           0        0              0               0

     On January 10, 2006, Rino Di Meo, former President & Director, resigned and appointed Thomas G. Kimble as sole officer and director of the Company. Gourmet Herb Growers has no written employment agreement with or key man life insurance on management. Management is entitled to reimbursement of any out of pocket expenses reasonably and actually incurred on behalf of the Company.

COMPENSATION OF DIRECTORS.  None

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, CHANGE-IN-CONTROL
ARRANGEMENTS

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      In conjunction with the resignation referred to above, Rino Di Meo sold all 1,000,000 shares of the registrant's stock owned by him, to Thomas G. Kimble for $10,000 cash. After reflecting this transaction, the following table contains current stock ownership information about officers and directors, or other stockholders known to be beneficial owners of more than 5%
of the registrant's stock.   A beneficial owner of stock is any person who has
or shares the power to decide how to vote or whether to dispose of the stock.

                         Title of  Amount & Nature of   % of
Name and Address          Class    Beneficial Ownership   Class
Thomas G. Kimble         Common      1,000,000 shares      63%
311 S. State, #440
SLC, UT 84111

Lynn Dixon               Common        150,000 shares     9%
311 S. State, #460
SLC, UT 84111

Melissa Epperson         Common        150,000 shares     9%
621 Talon Court
North Salt Lake, UT 84054

Brenda White             Common        150,000 shares     9%
1359 N. General Dr.
SLC, UT 84116

All officers & directors Common      1,000,000 shares    63%
as a group (1 person)

     The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership.

     The Company is negotiating the potential acquisition of an operating company as referred to in item 1 of this Form 10-KSB. In the event of completion of such acquisition, it is the intent of Mr. Kimble and other shareholders of the Company, listed above, to sell a substantial portion of their shares of the Company's stock at or about the time of closing the acquisition at prices which may be less than prices quoted in the OTC market place, if any. There is no written agreement with respect to such sales; however, there is a memorandum of understanding which contemplates the sale of 400,000 shares of common stock by the shareholders set forth above to an investment banker at $.3125 per share upon closing of the potential acquisition referred to above.

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

     Exhibits required by Item 601 of Regulation S-B.
          31. Certifications required by Rules 13a-14(a) or 15d-14(a).
          32. Section 1350 Certifications

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES
     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $3,840 for the fiscal year ended December 31, 2004, and $3,940 for the fiscal year ended December 31, 2005.

(2) AUDIT-RELATED FEES
     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended December 31, 2004, and $-0- for the fiscal year ended December 31, 2005.

(3) TAX FEES
     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $-0- for the fiscal year ended December 31, 2004, and $-0- for the fiscal year ended December 31, 2005.

(4) ALL OTHER FEES
     The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended December 31, 2004, and $-0- for the fiscal year ended December 31, 2005.

(5) PRE-APPROVAL POLICIES AND PROCEDURES
     Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the company's board of directors acting as the audit committee.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2005

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]



                                 CONTENTS

                                                          PAGE

        -   Report of Independent Registered Public
             Accounting Firm                                 1


        -   Balance Sheet, December 31, 2005                 2


        -   Statements of Operations, for the years
             ended December 31, 2005 and 2004 and
             from inception on January 22, 1998
             through December 31, 2005                       3


        -   Statement of Stockholders' Equity (Deficit),
             from inception on January 22, 1998 through
             December 31, 2005                           4 - 5


        -   Statements of Cash Flows, for the years
             ended December 31, 2005 and 2004 and
             from inception on January 22, 1998
             through December 31, 2005                       6


        -   Notes to Financial Statements                7 - 11

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
GOURMET HERB GROWERS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Gourmet Herb Growers, Inc. [a development stage company] as of December 31, 2005, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004 and from inception on January 22, 1998 through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gourmet Herb Growers, Inc. [a development stage company] as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and from inception on January 22, 1998 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

March 30, 2006
Salt Lake City, Utah

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS

                                                      December 31,
                                                          2005
                                                      ___________
CURRENT ASSETS:
  Cash                                                $         -
  Prepaid expenses                                              -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                      $         -
                                                      ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                    $       235
                                                      ___________

        Total Current Liabilities                             235
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
        no shares issued and outstanding                        -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,600,000 shares issued and
   outstanding                                              1,600
  Capital in excess of par value                           85,697
  (Deficit) accumulated
   during the development stage                           (87,532)
                                                      ___________
        Total Stockholders' Equity (Deficit)                 (235)
                                                      ___________
                                                      $         -
                                                      ___________









The accompanying notes are an integral part of these financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS

                                            For the          From Inception
                                           Year Ended        on January 22,
                                          December 31,        1998 Through
                                     ______________________   December 31,
                                        2005        2004          2005
                                     __________  __________  ______________
REVENUE                              $        -  $        -  $            -

EXPENSES:
  General and administrative              7,030       6,853          20,591
                                     __________  __________  ______________
LOSS BEFORE OTHER INCOME
  (EXPENSE)                              (7,030)     (6,853)        (20,591)
                                     __________  __________  ______________
OTHER INCOME (EXPENSE):
  Interest Expense                         (138)          -            (138)
                                     __________  __________  ______________

LOSS BEFORE INCOME TAXES                 (7,168)     (6,853)        (20,729)

CURRENT TAX EXPENSE                           -           -               -

DEFERRED TAX EXPENSE                          -           -               -
                                     __________  __________  ______________

LOSS FROM CONTINUING OPERATIONS          (7,168)     (6,853)        (20,729)
                                     __________  __________  ______________
DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued agricultural
    production business (net of
    $0 in income taxes)                       -           -         (66,803)
  Gain (loss) on disposal of
    discontinued operations
    (net of $0 in income taxes)               -           -               -
                                     __________  __________  ______________

LOSS FROM DISCONTINUED OPERATIONS             -           -         (66,803)
                                     __________  __________  ______________

NET LOSS                             $   (7,168) $   (6,853) $      (87,532)
                                     __________  __________  ______________
LOSS PER COMMON SHARE:
  Continuing operations              $     (.00) $     (.00)
  Operations of discontinued
    agricultural production
    business                                  -           -
  Gain (loss) on disposal of
    discontinued operations                   -           -
                                     __________  __________

  Net Loss Per Common Share          $     (.00) $     (.00)
                                     __________  __________


The accompanying notes are an integral part of these financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON JANUARY 22, 1998

                         THROUGH DECEMBER 31, 2005

                                                                    Deficit
                                                                  Accumulated
                      Preferred Stock   Common Stock   Capital in During the
                     ________________ _________________ Excess of Development
                      Shares  Amount   Shares    Amount Par Value    Stage
                     _______ ________ _________ _______ _________ ___________
BALANCE, January 22,
  1998                     - $      -         - $     - $       - $         -

Issuance of 1,450,000
  shares of common
  stock for cash at
  $.003 per share,
  January 1998             -        - 1,450,000   1,450     2,900           -

Issuance of 150,000
  shares of common
  stock for cash at
  $.25 per share, net
  of stock offering
  costs of $5,681,
  April and May 1998       -        -   150,000     150    31,669           -

Rent-free use of
  property from an
  officer accounted
  for as a
  contribution to
  capital                  -        -         -       -     2,300           -

Net loss for the
  period ended
  December 31, 1998        -        -         -       -         -    (10,803)
                     _______ ________ _________ _______ _________ ___________
BALANCE, December 31,
  1998                     -        - 1,600,000   1,600    36,869    (10,803)

Rent-free use of
  property from an
  officer accounted
  for as a
  contribution to
  capital                  -        -         -       -     2,760           -

Net loss for the year
  ended December 31,
  1999                     -        -         -       -         -    (26,310)
                     _______ ________ _________ _______ _________ ___________
BALANCE, December 31,
  1999                     -        - 1,600,000   1,600    39,629    (37,113)

Net loss for the year
  ended December 31,
  2000                     -        -         -       -         -    (12,005)
                     _______ ________ _________ _______ _________ ___________
BALANCE, December 31,
  2000                     -        - 1,600,000   1,600    39,629    (49,118)

Net loss for the year
  ended December 31,
  2001                     -        -         -       -         -     (7,930)
                     _______ ________ _________ _______ _________ ___________
BALANCE, December 31,
  2001                     -        - 1,600,000   1,600    39,629    (57,048)

Net loss for the year
  ended December 31,
  2002                     -        -         -       -         -     (9,755)
                     _______ ________ _________ _______ _________ ___________
BALANCE, December 31,
  2002                     -        - 1,600,000   1,600    39,629    (66,803)

Net loss for the year
  ended December 31,
  2003                     -        -         -       -         -     (6,708)
                     _______ ________ _________ _______ _________ ___________





The accompanying notes are an integral part of these financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON JANUARY 22, 1998

                         THROUGH DECEMBER 31, 2005

                                [Continued]

                                                                    Deficit
                                                                  Accumulated
                      Preferred Stock   Common Stock   Capital in During the
                     ________________ _________________ Excess of Development
                      Shares  Amount   Shares    Amount Par Value    Stage
                     _______ ________ _________ _______ _________ ___________
BALANCE, December 31,
  2003                     -        - 1,600,000   1,600    39,629    (73,511)

Debt forgiven by
  shareholders as
  Capital Contribution     -        -         -       -    41,772           -

Net loss for the year
  ended December 31,
  2004                     -        -         -       -         -     (6,853)
                     _______ ________ _________ _______ _________ ___________
BALANCE, December 31,
  2004                     -        - 1,600,000   1,600    81,401    (80,364)

Debt forgiven by
  shareholders as
  Capital Contribution     -        -         -       -     4,296           -

Net loss for the year
  ended December 31,
  2005                     -        -         -       -         -     (7,168)
                     _______ ________ _________ _______ _________ ___________

BALANCE, December 31,
 2005                      - $      - 1,600,000 $ 1,600 $  85,697 $  (87,532)
                     _______ ________ _________ _______ _________ ___________
























The accompanying notes are an integral part of these financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

                                             For the          From Inception
                                            Year Ended        on January 22,
                                           December 31,        1998 Through
                                      ______________________   December 31,
                                         2005        2004          2005
                                      __________  __________  ______________
Cash Flows from Operating Activities:
  Net loss                            $   (7,168) $   (6,853) $      (87,532)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
    Impairment loss                            -           -             945
    Loss on disposition of assets              -           -           2,310
  Non-cash expense                             -           -           5,060
    Depreciation and amortization              -           -           1,723
    Changes in assets and liabilities:
      (Increase) decrease in prepaid
        assets                             2,270      (2,270)              -
      Increase (decrease) in accounts
        payable                              235        (685)            235
      Increase in accrued interest
        - related party                      138           -             138
                                      __________  __________  ______________
          Net Cash (Used) by
            Operating Activities          (4,525)     (9,808)        (77,121)
                                      __________  __________  ______________
Cash Flows from Investing Activities:
  Payments for property and equipment          -           -          (4,978)
                                      __________  __________  ______________
          Net Cash (Used) by
            Investing Activities               -           -          (4,978)
                                      __________  __________  ______________
Cash Flows from Financing Activities:
  Proceeds from common stock issuance          -           -          41,850
  Payments for stock offering costs            -           -          (5,681)
  Advances from related party              4,158        9462          45,930
                                      __________  __________  ______________
          Net Cash Provided by
            Financing Activities           4,158       9,462          82,099
                                      __________  __________  ______________
Net Increase (Decrease) in Cash             (367)       (346)              -

Cash at Beginning of Period                  367         713               -
                                      __________  __________  ______________

Cash at End of Period                 $        -  $      367  $            -
                                      __________  __________  ______________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                          $        -  $        -  $            -
    Income taxes                      $        -  $        -  $            -

Supplemental Schedule of Non-cash Investing and Financing Activities:
   For the period from inception on January 22, 1998 through December 31, 2005:
     At December 31, 2005 shareholders forgave debt totaling $4,296. Due to the related party nature of the debt, the Company recorded the forgiveness as a capital contribution.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", and SFAS No. 156, "Accounting for the Servicing of Financial Assets," were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004), 154, 155 and 156 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification - The financial statements for periods prior to December 31, 2005 have been reclassified to conform to the headings and classifications used in the December 31, 2005 financial statements.

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

  The following is a summary of the results of operations of the Company's discontinued agricultural production business:

                                          For the          From Inception
                                         Year Ended        on January 22,
                                        December 31,        1998 Through
                                   ______________________   December 31,
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

  Depreciation expense for the years ended December 31, 2005 and 2004 amounted to $0 and $0, respectively.

NOTE 4 - CAPITAL STOCK AND WARRANTS

  Preferred  Stock  -  The  Company  has authorized  1,000,000  shares  of preferred stock $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at December 31, 2005.

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

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2005, the Company has available unused operating loss carryforwards of approximately $84,500, which may be applied against future taxable income and which expire in various years through 2025.

                         GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES [Continued]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $28,700 and $26,300 as of December 31, 2005 and 2004, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2005 is approximately $2,400.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the years ended December 31, 2005 and 2004, the Company paid $0 and $0, respectively, in salary to the Company's president.

  Office Space - The Company has not had a need to rent office space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Greenhouse and Property - The Company has rented property of an officer/shareholder of the Company for its agricultural activities. Rent expense for the years ended December 31, 2005 and 2004 amounted to $0 and $0, respectively.

  Advances from Related Party - During the year ended December 31, 2005, a shareholder of the Company made advances of $4,158 to the Company to pay expenses of the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the twelve months ended December 31, 2005 amounted to $138. At December 31, 2005, the shareholder forgave all the advances and accrued interest to the Company, which totaled $4,296. Due to the related party nature of the debt, the Company recorded the forgiveness as a capital contribution.

  At December 31, 2004, shareholders and entities related to shareholders of the Company had advanced a total of $41,772 to the Company. The advances bear no interest and are due on demand. At December 31, 2004 the shareholder forgave the advances. Due to the related party nature of the debt, the Company recorded the forgiveness as capital contribution.

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

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                                    For the
                                                   Year Ended
                                                  December 31,
                                             ______________________
                                                2005        2004
                                             __________  __________
    Loss from continuing operations
      (numerator)                            $   (7,168) $   (6,853)
    Loss from discontinued operations
      (numerator)                                     -           -
    Gain (loss) on disposal of discontinued
      operations (numerator)                          -           -
                                             __________  __________
    Loss available to common shareholders
      (numerator)                            $   (7,168) $   (6,853)
                                             __________  __________
    Weighted average number of common shares
      outstanding used in loss per share for
      the period (denominator)                1,600,000   1,600,000
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


GOURMET HERB GROWERS, INC.



By:   /s/ Thomas G. Kimble                      Date:   April 10, 2006
     Thomas G. Kimble, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:    /s/ Thomas G. Kimble                    Date:    April 10, 2006
     Thomas G. Kimble, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.