Form 10QSB
period 2006-03-31
GOURMET HERB GROWERS INC
filed 2006-05-15
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2006

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

                            (801) 531-0066
         (Registrant's telephone number, including area code)



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

The number of $.001 par value common shares outstanding at March 31, 2006 :
1,600,000

                   FORWARD-LOOKING STATEMENT NOTICE

     When used in this report, the words "may," "will," "expect," "anticipate,""continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.



                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                         GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2006

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE


        _   Unaudited Condensed Balance Sheet,
             March 31, 2006                                  2


        -   Unaudited Condensed Statements of Operations,
             for the three months ended March 31, 2006
             and 2005 and from inception on January 22,
             1998 through March 31, 2006                     3


        -   Unaudited Condensed Statements of Cash Flows,
             for the three months ended March 31, 2006
             and 2005 and from inception on January 22,
             1998 through March 31, 2006                     4


        -   Notes to Unaudited Condensed Financial
             Statements                                  5 - 8

                         GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS


                                                       March 31,
                                                          2006
                                                      ___________
CURRENT ASSETS:
  Cash                                                $         -
  Prepaid assets                                                -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                      $         -
                                                      ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                    $     2,060
  Accounts payable - related party                          1,450
  Advances - related party                                    235
  Accrued interest on related party advances                    4
                                                      ___________
        Total Current Liabilities                           3,749
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   100,000,000 shares authorized,
   1,600,000 shares issued and
   outstanding                                              1,600
  Capital in excess of par value                           85,697
  Deficit accumulated during the
    development stage                                     (91,046)
                                                      ___________
        Total Stockholders' Equity (Deficit)               (3,749)
                                                      ___________
                                                      $         -
                                                      ___________






 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                         For the Three       From Inception
                                          Months Ended       on January 22,
                                            March 31,         1998 Through
                                     ______________________     March 31,
                                        2006        2005          2006
                                     __________  __________  ______________

REVENUE                              $        -  $        -  $            -

EXPENSES:
 General and administrative               3,510       2,645          24,101
                                     __________  __________  ______________
LOSS BEFORE OTHER INCOME
  (EXPENSES)                             (3,510)     (2,645)        (24,101)

OTHER INCOME (EXPENSE)
  Interest expense                           (4)          -            (142)
                                     __________  __________  ______________
LOSS BEFORE INCOME
  TAXES                                  (3,514)     (2,645)        (24,243)

CURRENT TAX EXPENSE                           -           -               -

DEFERRED TAX EXPENSE                          -           -               -
                                     __________  __________  ______________

LOSS FROM CONTINUING
  OPERATIONS                             (3,514)     (2,645)        (24,243)
                                     __________  __________  ______________

DISCONTINUED OPERATIONS:
 Loss from operations of
   discontinued agricultural
   production business (net
   of $0 in income taxes)                     -           -         (66,803)
 Gain (loss) on disposal of
   discontinued operations (net
   of $0 in income taxes)                     -           -               -
                                     __________  __________  ______________

LOSS FROM DISCONTINUED
  OPERATIONS                                  -           -         (66,803)
                                     __________  __________  ______________

NET LOSS                             $   (3,514) $   (2,645) $      (91,046)
                                     __________  __________  ______________

LOSS PER COMMON SHARE:
 Continuing operations               $     (.00) $     (.00)
 Operations of discontinued
   agricultural production
   business                                   -           -
 Gain (loss) on disposal of
   discontinued operations                    -           -
                                     __________  __________
 Net Loss Per Common Share           $     (.00) $     (.00)
                                     __________  __________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                          For the Three       From Inception
                                           Months Ended       on January 22,
                                             March 31,         1998 Through
                                      ______________________     March 31,
                                         2006        2005          2006
                                      __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                             $   (3,514) $   (2,645) $      (91,046)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Impairment loss                              -           -             945
  Loss on disposition of assets                -           -           2,310
  Non-cash expense                             -           -           5,060
  Depreciation and amortization                -           -           1,723
  Changes in assets and liabilities:
   (Increase) decrease in prepaid
     assets                                    -       1,485               -
   Increase (Decrease) in accounts
     payable                               3,275       1,075           3,510
   Increase (Decrease in accrued
     interest - related party                  4           -             142
                                      __________  __________  ______________
     Net Cash (Used) by
       Operating Activities                 (235)        (85)        (77,356)
                                      __________  __________  ______________

Cash Flows from Investing Activities:
 Payments for property and equipment           -           -          (4,978)
                                      __________  __________  ______________
     Net Cash (Used) by
       Investing Activities                    -           -          (4,978)
                                      __________  __________  ______________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance           -           -          41,850
 Payments for stock offering costs             -           -          (5,681)
 Advances from related party                 235           -          46,165
                                      __________  __________  ______________
     Net Cash Provided by
       Financing Activities                  235           -          82,334
                                      __________  __________  ______________

Net Increase (Decrease) in Cash                -         (85)              -

Cash at Beginning of Period                    -         367               -
                                      __________  __________  ______________

Cash at End of Period                 $        -  $      282  $            -
                                      __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                           $        -  $        -  $            -
   Income taxes                       $        -  $        -  $            -

Supplemental Schedule of Non-cash Investing and Financing Activities:

 For the three months ended March 31, 2006 and 2005:

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and 2005 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

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

                         GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Accounting  Estimates  -  The  preparation  of  financial  statements   in
  conformity  with accounting principles generally accepted  in  the  United
  States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated by management.

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

  Reclassification - The financial statements for periods prior to March 31, 2006 have been reclassified to conform to the headings and classifications used in the March 31, 2006 financial statements.

  Restatement - The financial statements have been restated for all periods presented to reflect the Company's amended articles of incorporation which were filed with the State of Nevada in May 2005 [See Note 3].

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

  The following is a summary of the results of operations of the Company's discontinued agricultural production business:

                                          For the Three       From Inception
                                           Months Ended       on January 22,
                                             March 31,         1998 Through
                                      ______________________     March 31,
                                         2006        2005          2006
                                      __________  __________  ______________
         Revenue                      $        -  $        -  $       35,654
         Cost of sales                         -           -         (23,552)
         General and administrative            -           -         (75,650)
         Impairment loss                       -           -            (945)
         Loss on disposition of assets         -           -          (2,310)
                                      __________  __________  ______________
         Net loss                     $        -  $        -  $      (66,803)
                                      __________  __________  ______________

                         GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK AND WARRANTS

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at March 31, 2006.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the three months ended March 31, 2006 and 2005, the Company did not pay any compensation to any officer or director of the Company.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no cost to the Company.

  Legal Services - An entity owned by an officer/shareholder of the Company provided legal services for the Company. Legal fees to the entity for the three months ended March 31, 2006 amounted to $1,450.

  Advances from related party - At March 31, 2006 a shareholder of the Company had advanced a total of $235 to the Company. The advances are due on demand and bear interest at 10% per annum. Accrued interest expense at March 31, 2006 amounted to $4.

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock and/or through a possible acquisition of another company. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                         GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                             For the Three
                                              Months Ended
                                                March 31,
                                         ______________________
                                            2006        2005
                                         __________  __________
    Loss from continuing
      operations (numerator)             $   (3,514) $   (2,645)
    Loss from discontinued
      operations (numerator)                      -           -
    Gain (loss) on disposal of
      discontinued operations
      (numerator)                                 -           -
                                         __________  __________
    Loss available to common
      shareholders (numerator)           $   (3,514) $   (2,645)
                                         __________  __________
    Weighted average number of
      common shares outstanding
      used in loss per share for
      the period (denominator)            1,600,000   1,600,000
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


                              Gourmet Herb Growers, Inc.



Date:     May 15, 2006        by:     /s/ Thomas G. Kimble
                              Thomas G. Kimble, President & Director