Form 10QSB
period 2006-06-30
GOURMET HERB GROWERS INC
filed 2006-08-11
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2006

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

The number of $.001 par value common shares outstanding at June 30, 2006:
1,600,000

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

                               JUNE 30, 2006

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                PAGE


        _  Unaudited Condensed Balance Sheet,
             June 30, 2006                                        2


        -  Unaudited Condensed Statements of Operations,
             for the three and six months ended June 30,
             2006 and 2005 and from inception on January 22,
             1998 through June 30, 2006                         3 - 4


        -  Unaudited Condensed Statements of Cash Flows,
             for the six months ended June 30, 2006 and 2005
             and from inception on January 22,1998 through
             June 30, 2006                                       5


        -  Notes to Unaudited Condensed Financial Statements   6 - 7

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                                        June 30,
                                                          2006
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $        -
  Prepaid Expenses                                              -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                       $        -
                                                      ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $    1,560
  Accounts payable - related party                            525
  Advances from related party                               3,820
  Accrued Interest - related party                             74
                                                      ___________
        Total Current Liabilities                           5,979
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   100,000,000 shares authorized,
   1,600,000 shares issued and
   outstanding                                              1,600
  Capital in excess of par value                           85,697
  Deficit accumulated during the
    development stage                                     (93,276)
                                                       ___________
        Total Stockholders'
          Equity (Deficit)                                 (5,979)
                                                       ___________
                                                       $        -
                                                       ___________





 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS




                         For the Three       For the Six     From Inception
                         Months Ended       Months Ended     on January 22,
                           June 30,           June 30,       1998 Through
                      ___________________  _________________  June 30,
                        2006      2005      2006     2005       2006
                      ________  _________  ________  ________ ___________

REVENUE              $      -  $       -  $      -  $      -  $        -

EXPENSES:
 General and
  administrative        2,160      1,420     5,670     4,065      26,261
                      ________  _________  ________  ________ ___________


LOSS BEFORE OTHER
 INCOME (EXPENSE)      (2,160)    (1,420)   (5,670)   (4,065)    (26,261)

OTHER INCOME (EXPENSE):
  Interest Expense        (70)       (22)      (74)      (22)       (212)
                       ________  _________  ________  ________ ___________


LOSS BEFORE INCOME
 TAXES                 (2,230)    (1,442)   (5,744)   (4,087)    (26,473)

CURRENT TAX EXPENSE         -          -         -         -           -

DEFERRED TAX EXPENSE        -          -         -         -           -
                      ________  _________  ________  ________ ___________

LOSS FROM CONTINUING
 OPERATIONS            (2,230)    (1,442)   (5,744)   (4,087)    (26,473)
                      ________  _________  ________  ________ ___________

DISCONTINUED OPERATIONS:
  Loss from operations
   of discontinued
   agricultural production
   business (net of
   $0 in income taxes       -          -         -         -     (66,803)
  Gain (loss) on
   disposal of
   discontinued
   operations (net of
   $0 in income taxes)      -          -         -         -           -
                      ________  _________   _______  ________ ___________

LOSS FROM DISCONTINUED
  OPERATIONS                -          -         -         -     (66,803)
                      ________  _________   _______  ________ ___________

NET LOSS              $(2,230)   $(1,442)  $(5,744)  $(4,087)  $ (93,276)
                      ________  _________   _______  ________ ___________



 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                [CONTINUED]


                             For the Three      For the Six
                              Months Ended      Months Ended
                                June 30,          June 30,
                           ________________  __________________
                             2006     2005      2006     2005
                           ________  _______  _______  _________

LOSS PER COMMON SHARE
 Continuing operations     $  (.00)  $ (.00)  $ (.00)  $  (.00)
 Operations of
  discontinued agricultural
  production business            -        -        -         -
 Gain (loss) on disposal of
  discontinued operations        -        -        -         -
                           ________  _______  _______  _________

Net Loss Per
  Common Share             $  (.00)  $ (.00)  $ (.00)  $  (.00)
                           ________  _______  _______  _________



























 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS





                                            For the Six      From Inception
                                             Months Ended     on January 22,
                                               June 30,       1998 Through
                                         __________  ________   June 30,
                                             2006      2005       2006
                                         __________  ________  __________
Cash Flows from Operating Activities:
 Net loss                                $ (5,744)  $ (4,087)  $ (93,276)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
 Impairment loss                                -          -         945
 Loss on disposition of assets                  -          -       2,310
 Non-cash expense                               -          -       5,060
 Depreciation and amortization                  -          -       1,723
 Changes in assets and liabilities:
  (Increase) decrease in prepaid assets         -      2,270           -
  Increase in accounts payable              1,850          -       2,085
  Increase in accrued interest
   - related party                             74         22         212
                                         __________  ________  __________
     Net Cash (Used) by
      Operating Activities                 (3,820)    (1,795)    (80,941)
                                         __________  ________  __________

Cash Flows from Investing Activities:
 Payments for property and equipment            -          -      (4,978)
                                         __________  ________  __________
     Net Cash (Used) by
       Investing Activities                     -          -      (4,978)
                                         __________  ________  __________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance            -          -      41,850
 Payments for stock offering costs              -          -      (5,681)
 Advances from related party                3,820      1,428      49,750
                                         __________  ________  __________
     Net Cash Provided by
      Financing Activities                  3,820      1,428      85,919
                                         __________  ________  __________
Net Increase (Decrease) in Cash                 -       (367)          -

Cash at Beginning of Period                     -        367           -
                                         __________  ________  __________

Cash at End of Period                    $      -    $     -    $      -
                                         __________  ________  __________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                              $      -    $     -    $      -
   Income taxes                          $      -    $     -    $      -

Supplemental Schedule of Non-cash Investing and Financing Activities:

 For the six months ended June 30, 2006:
     None

 For the six months ended June 30, 2005:
     None




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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and 2005 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

  Legal Services - An entity owned by an officer/shareholder of the Company provided legal services for the Company. Legal fees to the entity for the six months ended June 30, 2006 amounted to $1,975, of which $525 is included in accounts payable - related party.

  Advances from related party - At June 30, 2006 a shareholder of the Company had advanced a total of $3,820 to the Company. The advances are due on demand and bear interest at 10% per annum. Accrued interest expense at June 30, 2006 amounted to $74.

NOTE 3 - GOING CONCERN

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

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:


                          For the Three         For the Six
                          Months Ended         Months Ended
                            June 30,             June 30,
                        _________________     ___________________
                         2006       2005       2006         2005
                        ________  ________    _______    ________
  Loss available
  to common
  shareholders
  (numerator)        $  (2,230) $  (1,442) $  (5,744)  $ (4,087)

                       _________  _________  ________   _________
  Weighted average
  number of common
  Shares outstanding
  used in loss per
  share during the
  period
  (denominator)      1,600,000  1,600,000  1,600,000  1,600,000
                    __________  _________  _________  __________


  Dilutive  loss  per share was not presented, as the Company had  no  common
  equivalent  shares  for  all  periods  presented  that  would  affect   the
  computation of diluted loss per share.


NOTE 5 - SUBSEQUENT EVENTS

  The Company has entered into a non-binding letter of intent to acquire a private company. The potential acquisition is subject to certain conditions precedent and no assurance can be given that the acquisition will be completed. If completed, it will involve a change of management and shareholder control along with other matters.

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

     On June 26, 2006, the Company issued a press release announcing it has entered into a non-binding letter of intent to acquire a private company. The potential acquisition is subject to certain conditions precedent and no assurance can be given that the acquisition will be completed. If completed, it will involve a change of management and shareholder control along with other matters.

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

ITEM 5.  OTHER INFORMATION

     On June 26, 2006, the Company issued a press release announcing it has entered into a non-binding letter of intent to acquire a private company. The potential acquisition is subject to certain conditions precedent and no assurance can be given that the acquisition will be completed. If completed, it will involve a change of management and shareholder control along with other matters.

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


                               Gourmet Herb Growers, Inc.



Date:     August 10, 2006      by:     /s/ Thomas G. Kimble
                               Thomas G. Kimble, President & Director