Form 10QSB
period 2006-09-30
GOURMET HERB GROWERS INC
filed 2006-11-14
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2006

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

The number of $.001 par value common shares outstanding at September 30, 2006:
1,600,000

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

                            SEPTEMBER 30, 2006

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                     PAGE


        _  Unaudited Condensed Balance Sheet,
             September 30, 2006                                       1


        -  Unaudited Condensed Statements of Operations,
             for the three and Nine months ended September 30,
             2006 and 2005 and from inception on January 22,
             1998 through September 30, 2006                         2-3


        -  Unaudited Condensed Statements of Cash Flows,
             for the Nine months ended September 30, 2006 and 2005
             and from inception on January 22,1998 through
             September 30, 2006                                       4


        -  Notes to Unaudited Condensed Financial Statements        5 - 6

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                                     September 30,
                                                          2006
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $        -
  Prepaid Expenses                                              -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                       $        -
                                                      ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $       50
  Accounts payable - related party                            525
  Advances from related party                               7,805
  Accrued Interest - related party                            210
                                                      ___________
        Total Current Liabilities                           8,590
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   100,000,000 shares authorized,
   1,600,000 shares issued and
   outstanding                                              1,600
  Capital in excess of par value                           85,697
  Deficit accumulated during the
    development stage                                    (95,887)
                                                      ___________
        Total Stockholders' Equity (Deficit)              (8,590)
                                                      ___________
                                                       $        -
                                                      ___________





 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                    From
                                                                 Inception
                           For the Three       For the Nine      on January
                           Months Ended        Months Ended      22, 1998
                           September 30,       September 30,      Through
                        __________________  __________________   September
                          2006       2005     2006      2005      30, 2006
                        ________  ________  ________  ________   _________
REVENUE                  $    -   $     -   $     -   $     -    $      -

EXPENSES:
 General and
   administrative         2,476     1,420     8,145     5,485      28,736
                        ________  ________  ________  ________   _________

LOSS BEFORE OTHER
 INCOME (EXPENSE)        (2,476)   (1,420)   (8,145)   (5,485)    (28,736)

OTHER INCOME (EXPENSE):
 Interest Expense          (136)      (41)     (210)      (63)       (348)
                        ________  ________  ________  ________   _________

LOSS BEFORE INCOME
 TAXES                   (2,612)   (1,461)   (8,355)   (5,548)    (29,084)

CURRENT TAX EXPENSE           -         -         -         -           -

DEFERRED TAX EXPENSE          -         -         -         -           -
                        ________  ________  ________  ________   _________

LOSS FROM CONTINUING
 OPERATIONS              (2,612)   (1,461)   (8,355)   (5,548)    (29,084)
                        ________  ________  ________  ________   _________

DISCONTINUED OPERATIONS:
 Loss from operations of
   discontinued
   agricultural
   production business
   (net of $0 in
   income taxes               -         -         -         -     (66,803)
  Gain (loss) on disposal
   of discontinued
   operations (net of
   $0 in income taxes)        -         -         -         -           -
                        ________  ________  ________  ________   _________

LOSS FROM DISCONTINUED
  OPERATIONS                  -         -         -         -     (66,803)
                        ________  ________  ________  ________   _________

NET LOSS                $(2,612)  $(1,461)  $(8,355)  $(5,548)   $(95,887)
                        ________  ________  ________  ________   _________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                [CONTINUED]


                          For the Three       For the Nine
                          Months Ended        Months Ended
                          September 30,       September 30,
                        __________________  __________________
                          2006      2005      2006      2005
                        ________  ________  ________  ________

LOSS PER COMMON SHARE
 Continuing operations  $  (.00)  $  (.00)  $  (.00)  $  (.00)
 Operations of
   discontinued
   agricultural
   production
   business                   -         -         -         -
 Gain (loss) on
  disposal of
  discontinued
  operations                  -         -         -         -
                        ________  ________  ________  ________

Net Loss Per
  Common Share          $  (.00)  $  (.00)  $  (.00)  $  (.00)
                        ________  ________  ________  ________

















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                           For the Nine     From Inception
                                            Months Ended     on January 22,
                                           September 30,     1998 Through
                                         __________________  September 30,
                                            2006     2005        2006
                                         ________  ________    ________
Cash Flows from Operating Activities:
 Net loss                                $(8,355)  $(5,548)    $(95,887)
 Adjustments to reconcile net loss
   to net cash used by
   operating activities:
 Impairment loss                               -         -          945
 Loss on disposition of assets                 -         -        2,310
 Non-cash expense                              -         -        5,060
 Depreciation and amortization                 -         -        1,723
 Changes in assets and liabilities:
  (Increase) decrease in prepaid assets        -     2,270            -
  Increase in accounts
    payable - related party                  525         -          525
  (Decrease) in accounts payable            (185)        -           50
  Increase in accrued
    interest - related party                 210        63          348
                                         ________  ________    ________
     Net Cash (Used) by
      Operating Activities                (7,805)   (3,215)     (84,926)
                                         ________  ________    ________

Cash Flows from Investing Activities:
 Payments for property and equipment           -         -       (4,978)
                                         ________  ________    ________
     Net Cash (Used) by
      Investing Activities                     -         -       (4,978)
                                         ________  ________    ________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance           -         -       41,850
 Payments for stock offering costs             -         -       (5,681)
 Advances from related party               7,805     2,848       53,735
                                         ________  ________    ________
     Net Cash Provided by
      Financing Activities                 7,805     2,848       89,904
                                         ________  ________    ________

Net Increase (Decrease) in Cash                -      (367)           -

Cash at Beginning of Period                    -       367            -
                                         ________  ________    ________

Cash at End of Period                    $     -   $     -     $      -
                                         ________  ________    ________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                              $     -   $     -     $      -
   Income taxes                          $     -   $     -     $      -

Supplemental Schedule of Non-cash Investing and Financing Activities:

 For the nine months ended September 30, 2006:
    None

   For the nine months ended September 30, 2005:
       None



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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and 2005 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

  Legal Services - An entity owned by an officer/shareholder of the Company provided legal services for the Company. Legal fees to the entity for the nine months ended September 30, 2006 amounted to $2,500, of which $525 is included in accounts payable - related party.

  Advances from related party - At September 30, 2006 a shareholder of the Company had advanced a total of $7,805 to the Company. The advances are due on demand and bear interest at 10% per annum. Accrued interest expense at September 30, 2006 amounted to $210.

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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:


                        For the Three          For the Nine
                         Months Ended          Months Ended
                        September 30,          September 30,
                    ____________________   ____________________
                       2006       2005       2006       2005
                    _________  _________   _________  _________
  Loss available
   to common
   shareholders
   (numerator)      $ (2,612)  $ (1,461)   $ (8,355)  $ (5,548)

                    _________  _________   _________  _________
  Weighted average
   number of
   common shares
   outstanding
   used in loss
   per share during
   the period
   (denominator)    1,600,000  1,600,000   1,600,000  1,600,000
                    _________  _________   _________  _________


  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.


NOTE 5 - SUBSEQUENT EVENTS

  The Company has entered into a non-binding letter of intent to acquire a private company. The potential acquisition was subject to certain conditions precedent and no assurance was given that the acquisition would be completed. If completed, it would have involved a change of management and shareholder control along with other matters. The letter of intent was terminated by mutual consent on October 6, 2006.

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

     On June 26, 2006, the Company issued a press release announcing it had entered into a non-binding letter of intent to acquire a private company. The potential acquisition was subject to certain conditions precedent and no assurance was given that the acquisition would be completed. If completed, it would have involved a change of management and shareholder control along with other matters. The letter of intent was terminated by mutual consent on October 6, 2006.

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


                              Gourmet Herb Growers, Inc.



Date: November 13, 2006            by:  /s/ Thomas G. Kimble
                              Thomas G. Kimble, President & Director