Form 10KSB
period 2006-12-31
GOURMET HERB GROWERS INC
filed 2007-03-22
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006   Commission File No. 333-83375

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

The aggregate market value of voting stock held by non-affiliates is not determinable because of the lack of any meaningful market value quotations. (See Item 5 herein).

The number of shares outstanding of the Issuer's common stock at December 31, 2006: 1,600,000

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

     Quarter Ended                 High                Low
     March 31, 2005                .25                 .25
     June 30, 2005                 .50                 .25
     September 30, 2005            .50                 .50
     December 31, 2005             .51                 .50

     March 31, 2006                 .52                 .52
     June 30, 2006                  .52                 .52
     September 30, 2006            1.02                 .52
     December 31, 2006             1.02                1.02

     (B)  HOLDERS.

     As of March 14, 2007, there were about 19 record holders of the Common
Stock.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS.

     The Company is not presently engaged in any business activities and has no operations, income producing assets or significant operating capital. Management's plan of operation for the next twelve months is to continue to receive shareholder advances as necessary to provide general working capital to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. Presently the Company's principal activity has been to investigate potential acquisitions. At this time, we have no significant operating capital and do not know how long it will be necessary to fund necessary expenditures from shareholder advances, of which there is no assurance. There is also no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital. We cannot anticipate what, if any, capital commitments for product research and development or significant purchases of plant or equipment, or change in the number of employees there may be, prior to completing a suitable business acquisition. At December 31, 2006, indebtedness of the Company to certain shareholders in the amount of $8,840.33 was forgiven and contributed to capital.

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

                          Term Served As   Positions
Name of Director     Age  Director/Officer With Company

Thomas G. Kimble     61   January 10, 2006 President, Sec/ Treas. & Director


     On January 10, 2006, Rino Di Meo, formerly President & Director, resigned and appointed Thomas G. Kimble as the sole officer and director of Gourmet Herb Growers. A brief description of his positions, background and business experience follows:

     Mr. Kimble graduated from the University of Utah with B.S. and J.D. degrees, and is an attorney in private practice. Thomas G. Kimble & Associates, P.C. is the law firm which serves as our counsel.

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

                      SUMMARY COMPENSATION TABLE

Name And                                Other Annual    All Other
Principal     Year Salary($) Bonus($)Compensation($)Compensation($)
Position

Thomas Kimble 2006         0        0              0            0
Rino Di Meo   2005         0        0              0            0
Rino Di Meo   2004         0        0              0            0

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

All officers &            Common      1,000,000 shares    63%
directors as
a group (1 person)

     The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership.

CHANGES IN CONTROL

     Presently the Company's principal activity has been to investigate potential acquisitions. In the event of completion of an acquisition, it is the intent of Mr. Kimble and other shareholders of the Company, listed above, to sell a substantial portion of their shares of the Company's stock at or about the time of closing the acquisition at prices which may be less than prices quoted in the OTC market place, if any. There is no written agreement with respect to any potential acquisition.

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

     Exhibits required by Item 601 of Regulation S-B.

          31. Certifications required by Rules 13a-14(a) or 15d-14(a).

          32. Section 1350 Certifications

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES
     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $3,940 for the fiscal year ended December 31, 2005, and $5,620 for the fiscal year ended December 31, 2006.

(2) AUDIT-RELATED FEES
     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended December 31, 2005, and $-0- for the fiscal year ended December 31, 2006.

(3) TAX FEES
     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $-0- for the fiscal year ended December 31, 2005, and $250 for the fiscal year ended December 31, 2006.

(4) ALL OTHER FEES
     The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended December 31, 2005, and $-0- for the fiscal year ended December 31, 2006.

(5) PRE-APPROVAL POLICIES AND PROCEDURES
     Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the company's board of directors acting as the audit committee.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2006

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]



                                 CONTENTS

                                                                    PAGE

        -  Report of Independent Registered Public Accounting Firm    1


        -  Balance Sheet, December 31, 2006                           2


        -  Statements of Operations, for the years
            ended December 31, 2006 and 2005
            and from inception on January 22, 1998
            through December 31, 2006                                 3


        -  Statement of Stockholders' Equity (Deficit),
            from inception on January 22, 1998 through
            December 31, 2006                                       4 - 5


        -  Statements of Cash Flows, for the years
            ended December 31, 2006 and 2005
            and from inception on January 22, 1998
            through December 31, 2006                                 6


        -  Notes to Financial Statements                            7 - 12

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Gourmet Herb Growers, Inc
Salt Lake City, Utah

We  have  audited the accompanying balance sheet of Gourmet Herb  Growers,
Inc. [a development stage company] as of December 31, 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2006 and 2005 and for the period from inception on January 22, 1998 through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gourmet Herb Growers, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from inception on January 22, 1998 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Gourmet Herb Growers, Inc. will continue as a going concern. As discussed in Note 7 to the financial statements, Gourmet Herb Growers, Inc. has incurred losses since its inception and has not yet established profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of  the  Company  to continue as a going concern.  Management's  plans  in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT, SILER & HARDY, P.C.
March 12, 2007
Salt Lake City, Utah

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS

                                                      December 31,
                                                          2006
                                                      ___________
CURRENT ASSETS:
  Cash in trust                                        $        -
  Prepaid expenses                                              -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                       $        -
                                                      ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                     $    1,225
                                                      ___________

        Total Current Liabilities                           1,225
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,600,000 shares issued and
   outstanding                                              1,600
  Capital in excess of par value                           94,537
  (Deficit) accumulated
   during the development stage                          (97,362)
                                                      ___________
        Total Stockholders' Equity (Deficit)              (1,225)
                                                      ___________
                                                       $        -
                                                      ___________






The accompanying notes are an integral part of these financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS

                                          For the          From Inception
                                          Year Ended       on January 22,
                                         December 31,      1998 Through
                                    _____________________  December 31,
                                        2006       2005        2006
                                    __________   ________   _________
REVENUE                               $     -    $     -    $      -

EXPENSES:
  General and administrative            9,420      7,030      30,011
                                    __________   ________   _________
LOSS BEFORE OTHER
     INCOME (EXPENSE):                 (9,420)    (7,030)    (30,011)
                                    __________   ________   _________
OTHER INCOME (EXPENSE):
  Interest Expense                       (410)      (138)       (548)
                                    __________   ________   _________

LOSS BEFORE INCOME TAXES               (9,830)    (7,168)    (30,559)

CURRENT TAX EXPENSE                         -          -           -

DEFERRED TAX EXPENSE                        -          -           -
                                    __________   ________   _________

LOSS FROM CONTINUING OPERATIONS        (9,830)    (7,168)    (30,559)
                                    __________   ________   _________
DISCONTINUED OPERATIONS:
  Loss from operations of
   discontinued agricultural
   production business
   (net of $0 in income taxes)              -          -     (66,803)
  Gain (loss) on disposal
   of discontinued operations
  (net of $0 in income taxes)               -          -           -
                                    __________   ________   _________

LOSS FROM DISCONTINUED OPERATIONS           -          -     (66,803)
                                    __________   ________   _________

NET LOSS                              $(9,830)   $(7,168)   $(97,362)
                                    __________   ________   _________
LOSS PER COMMON SHARE:
  Continuing operations               $  (.01)   $  (.00)
  Operations of discontinued
   agricultural production
   business                                 -          -
  Gain (loss) on disposal
   of discontinued operations               -          -
                                    __________   __________
  Net Loss Per Common Share           $  (.01)   $  (.00)
                                    __________   __________

The accompanying notes are an integral part of these financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON JANUARY 22, 1998

                         THROUGH DECEMBER 31, 2006

                                                       Capital   Deficit
                                                         in      Accumulated
                  Preferred Stock      Common Stock    Excess    During the
                   ______________  __________________   of Par   Development
                   Shares  Amount    Shares    Amount   Value    Stage
                   ______  ______  _________  _______  ________  ___________
BALANCE,
 January 22, 1998       -  $    -          -  $     -  $      -  $        -

Issuance of
 1,450,000 shares
 of common stock
 for cash at
 $.003 per share,
 January 1998           -       -  1,450,000    1,450     2,900           -

Issuance of
 150,000 shares
 of common stock
 for cash at
 $.25 per share,
 net of stock
 offering costs
 of $5,681, April
 and May 1998           -       -    150,000      150    31,669           -

Rent-free use
 of property from
 an officer
 accounted for as
 a contribution
 to capital             -       -          -        -     2,300           -

Net loss for the
 period ended
 December 31, 1998      -       -          -        -         -     (10,803)
                   ______  ______  _________  _______  ________  ___________
BALANCE,
 December 31, 1998      -       -  1,600,000    1,600    36,869     (10,803)

Rent-free use
 of property from
 an officer
 accounted for as
 a contribution
 to capital             -       -          -        -     2,760           -

Net loss for the
 year ended
 December 31, 1999      -       -          -        -         -     (26,310)
                   ______  ______  _________  _______  ________  ___________
BALANCE,
 December 31, 1999      -       -  1,600,000    1,600    39,629     (37,113)

Net loss for the
 year ended
 December 31, 2000      -       -          -        -         -     (12,005)
                   ______  ______  _________  _______  ________  ___________
BALANCE,
 December 31, 2000      -       -  1,600,000    1,600    39,629     (49,118)

Net loss for the
 year ended
 December 31, 2001      -       -          -        -         -      (7,930)
                   ______  ______  _________  _______  ________  ___________
BALANCE,
 December 31, 2001      -       -  1,600,000    1,600    39,629     (57,048)

Net loss for the
 year ended
 December 31, 2002      -       -          -        -         -      (9,755)
                   ______  ______  _________  _______  ________  ___________
BALANCE,
 December 31, 2002      -       -  1,600,000    1,600    39,629     (66,803)

Net loss for the
 year ended
 December 31, 2003      -       -          -        -         -      (6,708)
                   ______  ______  _________  _______  ________  ___________

The accompanying notes are an integral part of these financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON JANUARY 22, 1998

                           THROUGH DECEMBER 31, 2006

                                [Continued]


                                                       Capital   Deficit
                                                         in      Accumulated
                  Preferred Stock      Common Stock    Excess    During the
                   ______________  __________________   of Par   Development
                   Shares  Amount    Shares    Amount   Value    Stage
                   ______  ______  _________  _______  ________  ___________
BALANCE,
 December 31, 2003      -       -  1,600,000    1,600    39,629     (73,511)

Debt forgiven
 by shareholders
 Accounted for
 as Capital
 Contribution           -       -          -        -    41,772           -

Net loss for the
 year ended
 December 31, 2004      -       -          -        -         -      (6,853)
                   ______  ______  _________  _______  ________  ___________
BALANCE,
 December 31, 2004      -       -  1,600,000    1,600    81,401     (80,364)

Debt forgiven
 by shareholders
 Accounted for
 as Capital
 Contribution           -       -          -        -     4,296           -

Net loss for the
 year ended
 December 31, 2005      -       -          -        -         -      (7,168)
                   ______  ______  _________  _______  ________  ___________

BALANCE,
 December 31, 2005      -       -  1,600,000    1,600    85,697     (87,532)

Debt forgiven
 by shareholders
 Accounted for
 as Capital
 Contribution           -       -          -        -     8,840           -

Net loss for the
 year ended
 December 31, 2006      -       -          -        -         -      (9,830)
                   ______  ______  _________  _______  ________  ___________

BALANCE,
 December 31, 2006      -  $    -  1,600,000  $ 1,600  $ 94,537     (97,362)
                   ______  ______  _________  _______  ________  ___________









 The accompanying notes are an integral part of this financial statement.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

                                            For the         From Inception
                                           Year Ended       on January 22,
                                          December 31,       1998 Through
                                      ____________________   December 31,
                                         2006       2005        2006
                                      _________   ________    _________
Cash Flows from Operating Activities:
  Net loss                            $ (9,830)   $(7,168)    $(97,362)
  Adjustments to reconcile net loss
   to net cash used by
   operating activities:
    Impairment loss                          -          -          945
    Loss on disposition of assets            -          -        2,310
    Non-cash expense                       410        138        5,608
    Depreciation and amortization            -          -        1,723
    Changes in assets
     and liabilities:
      (Increase) decrease
        in prepaid assets                    -      2,270            -
       Increase (decrease)
        in accounts payable                990        235        1,225
                                      _________   ________    _________
          Net Cash (Used)
           by Operating Activities      (8,430)    (4,525)     (85,551)
                                      _________   ________    _________
Cash Flows from Investing Activities:
  Payments for property and equipment        -          -       (4,978)
                                      _________   ________    _________
          Net Cash (Used)
           by Investing Activities           -          -       (4,978)
                                      _________   ________    _________
Cash Flows from Financing Activities:
  Proceeds from common stock issuance        -          -       41,850
  Payments for stock offering costs          -          -       (5,681)
  Advances from related party            8,430      4,158       54,360
                                      _________   ________    _________
          Net Cash Provided
           by Financing Activities       8,430      4,158       90,529
                                      _________   ________    _________
Net Increase (Decrease) in Cash              -       (367)           -

Cash at Beginning of Period                  -        367            -
                                      _________   ________    _________

Cash at End of Period                  $     -    $     -     $      -
                                      _________   ________    _________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                           $     -    $     -     $      -
    Income taxes                       $     -    $     -     $      -

Supplemental Schedule of Non-cash Investing and Financing Activities:

     For the year ended December 31, 2006:

      At December 31, 2006 shareholders forgave debt totaling $8,840, due to the related party nature of the debt, the Company recorded the forgiveness as a capital contribution.

    For the year ended December 31, 2005:

      At December 31, 2005 shareholders forgave debt totaling $4,296, due to the related party nature of the debt, the Company recorded the forgiveness as a capital contribution.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", and SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", SFAS No. 156, " Accounting for the Servicing of Financial Assets", SFAS No. 157, "Fair Value Measurements", and SFAS No. 158, "Employers' Accounting for Defined Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)*, were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004), 154, 155, 156, 157, and 158 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification - The financial statements for periods prior to  December
31,   2006  have  been  reclassified  to  conform  to  the  headings   and
classifications used in the December 31, 2006 financial statements.

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

                           GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS [Continued]

  The following is a summary of the results of operations of the Company's discontinued agricultural production business:

                                        For the       From Inception
                                       Year Ended     on January 22,
                                      December 31,    1998 Through
                                  __________________  December 31,
                                     2006      2005       2006
                                  _________  _______   __________
    Revenue                         $     -  $     -   $  35,654
    Cost of sales                         -        -     (23,552)
    General and administrative            -        -     (75,650)
    Impairment loss                       -        -        (945)
    Loss on disposition of assets         -        -      (2,310)
                                 __________  _______   __________
    Net loss                        $     -  $     -    $(66,803)
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

Depreciation expense for the years ended December 31, 2006 and 2005 amounted to $0 and $0, respectively.


NOTE 4 - CAPITAL STOCK AND WARRANTS

Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at December 31, 2006.

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

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2006, the Company has available unused operating loss carryforwards of approximately $94,400, which may be applied against future taxable income and which expire in various years through 2026.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $32,000 and $28,600 as of December 31, 2006 and 2005, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2006 is approximately $3,400.

                            GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the years ended December 31, 2006 and 2005, the Company paid $0 and $0, respectively, in salary to the Company's president.

  Office Space - The Company has not had a need to rent office space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Greenhouse and Property - The Company has rented property of an officer/shareholder of the Company for its agricultural activities. Rent expense for the years ended December 31, 2006 and 2005 amounted to $0 and $0, respectively.

  Advances from Related Party - During the year ended December 31, 2006, a shareholder of the Company made advances of $8,430 to the Company to pay expenses of the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the twelve months ended December 31, 2006 amounted to $410. At December 31, 2006, the shareholder forgave all the advances and accrued interest to the Company, which totaled $8,840. Due to the related party nature of the debt, the Company recorded the forgiveness as a capital contribution.

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

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                             For the
                                            Year Ended
                                           December 31,
                                      _____________________
                                         2006       2005
                                      _________   _________
    Loss from continuing
    operations (numerator)            $ (9,830)   $ (7,168)

    Loss from discontinued
    operations (numerator)                   -           -

    Gain (loss) on disposal
    of discontinued operations
    (numerator)                              -           -
                                      ____________________
    Loss available to common
    shareholders (numerator)          $ (9,830)   $ (7,168)
                                      _________   _________

    Weighted average number
    of common shares
    outstanding used in loss
    per share for the period
    (denominator)                     1,600,000   1,600,000
                                      _________   _________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GOURMET HERB GROWERS, INC.



By:   /s/ Thomas G. Kimble                      Date:   March 20, 2007
     Thomas G. Kimble, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:    /s/ Thomas G. Kimble                    Date:    March 20, 2007
     Thomas G. Kimble, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.