Form 10QSB
period 2007-03-31
GOURMET HERB GROWERS INC
filed 2007-05-11
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2007

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

The number of $.001 par value common shares outstanding at March 31, 2007:
1,600,000

                   FORWARD-LOOKING STATEMENT NOTICE

     When used in this report, the words "may," "will," "expect," "anticipate,""continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made.



                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                         GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2007

                         GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE


        _   Unaudited Condensed Balance Sheet,
             March 31, 2007                                  2


        -   Unaudited Condensed Statements of Operations,
             for the three months ended March 31, 2007
             and 2006 and from inception on January 22,
             1998 through March 31, 2007                     3


        -   Unaudited Condensed Statements of Cash Flows,
             for the three months ended March 31, 2007
             and 2006 and from inception on January 22,
             1998 through March 31, 2007                     4


        -   Notes to Unaudited Condensed Financial
             Statements                                  5 - 6

                         GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS


                                                       March 31,
                                                          2007
                                                      ___________
CURRENT ASSETS:
  Cash                                                $         -
  Prepaid assets                                                -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                      $         -
                                                      ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                    $     3,900
  Advances - related party                                  1,225
  Accrued interest on related party advances                   25
                                                      ___________
        Total Current Liabilities                           5,150
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   100,000,000 shares authorized,
   1,600,000 shares issued and
   outstanding                                              1,600
  Capital in excess of par value                           94,537
  Deficit accumulated during the
    development stage                                    (101,287)
                                                      ___________
        Total Stockholders' Equity (Deficit)               (5,150)
                                                      ___________
                                                      $         -
                                                      ___________





 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                         For the Three       From Inception
                                          Months Ended       on January 22,
                                            March 31,         1998 Through
                                     ______________________     March 31,
                                        2007        2006          2007
                                     __________  __________  ______________

REVENUE                              $        -  $        -  $            -

EXPENSES:
 General and administrative               3,900       3,510          33,911
                                     __________  __________  ______________
LOSS BEFORE OTHER INCOME
  (EXPENSES):                            (3,900)     (3,510)        (33,911)

OTHER INCOME (EXPENSES):
 Interest expense                           (25)         (4)           (573)
                                     __________  __________  ______________
LOSS BEFORE INCOME TAXES                 (3,925)     (3,514)        (34,484)

CURRENT TAX EXPENSE                           -           -               -

DEFERRED TAX EXPENSE                          -           -               -
                                     __________  __________  ______________

LOSS FROM CONTINUING
  OPERATIONS                             (3,925)     (3,514)        (34,484)
                                     __________  __________  ______________
DISCONTINUED OPERATIONS:
 Loss from operations of
   discontinued agricultural
   production business (net of
   $0 in income taxes)                        -           -         (66,803)
 Gain (loss) on disposal of
   discontinued operations (net
   of $0 in income taxes)                     -           -               -
                                     __________  __________  ______________
LOSS FROM DISCONTINUED
  OPERATIONS                                  -           -         (66,803)
                                     __________  __________  ______________

NET LOSS                             $   (3,925) $   (3,514) $     (101,287)
                                     __________  __________  ______________
LOSS PER COMMON SHARE:
 Continuing operations               $     (.00) $     (.00)
 Operations of discontinued
   agricultural production
   business                                   -           -
 Gain (loss) on disposal of
   discontinued operations                    -           -
                                     __________  __________
 Net Loss Per Common Share           $     (.00) $     (.00)
                                     __________  __________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                         For the Three       From Inception
                                          Months Ended       on January 22,
                                            March 31,         1998 Through
                                     ______________________     March 31,
                                        2007        2006          2007
                                     __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                            $   (3,925) $   (3,514) $     (101,287)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
 Impairment loss                              -           -             945
 Loss on disposition of assets                -           -           2,310
 Non-cash interest expense -
   related party                             25           4           5,633
 Depreciation and amortization                -           -           1,723
 Changes in assets and liabilities:
  Increase (Decrease) in accounts
    payable                               2,675       3,275           3,900
                                     __________  __________  ______________
     Net Cash (Used) by
       Operating Activities              (1,225)       (235)        (86,776)
                                     __________  __________  ______________

Cash Flows from Investing Activities:
 Payments for property and equipment          -           -          (4,978)
                                     __________  __________  ______________
     Net Cash (Used) by
       Investing Activities                   -           -          (4,978)
                                     __________  __________  ______________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance          -           -          41,850
 Payments for stock offering costs            -           -          (5,681)
 Advances from related party              1,225         235          55,585
                                     __________  __________  ______________
     Net Cash Provided by
       Financing Activities               1,225         235          91,754
                                     __________  __________  ______________

Net Increase (Decrease) in Cash               -           -               -

Cash at Beginning of Period                   -           -               -
                                     __________  __________  ______________

Cash at End of Period                $        -  $        -  $            -
                                     __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                          $        -  $        -  $            -
   Income taxes                      $        -  $        -  $            -

Supplemental Schedule of Non-cash Investing and Financing Activities:

 For the three months ended March 31, 2007 and 2006:

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and 2006 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

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

NOTE 3 - RELATED PARTY TRANSACTIONS

  Advance from Shareholder - As of March 31, 2007, a shareholder of the Company has made advances totaling $1,225 to the Company. The advances bear interest at 10% per annum and are due on demand. Accrued interest expense at March 31, 2007 amounted to $25.

  Legal Services - An entity owned by a shareholder of the Company provided legal services for the Company. Legal fees to the entity for the three months ended March 31, 2007 amounted to $1,075. At March 31, 2007 the Company owed a total of $1,075 to the shareholder.

                         GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                             For the Three
                                              Months Ended
                                                March 31,
                                         ______________________
                                            2007        2006
                                         __________  __________
    Loss from continuing
      operations (numerator)             $   (3,925) $   (3,514)
    Loss from discontinued
      operations (numerator)                      -           -
    Gain (loss) on disposal of
      discontinued operations
      (numerator)                                 -           -
                                         __________  __________
    Loss available to common
      shareholders (numerator)           $   (3,925) $   (3,514)
                                         __________  __________
    Weighted average number of
      common shares outstanding
      used in loss per share for the
      period (denominator)                1,600,000   1,600,000
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

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, and has not been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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


                              Gourmet Herb Growers, Inc.



Date:     May 11, 2007             by:     /s/ Thomas G. Kimble
                                   Thomas G. Kimble, President & Director