Form 10QSB
period 2007-06-30
GOURMET HERB GROWERS INC
filed 2007-08-13
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2007

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

The number of $.001 par value common shares outstanding at June 30, 2007:
1,600,000

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

                               JUNE 30, 2007

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE


        -   Unaudited Condensed Balance Sheet,
             June 30, 2007                                   2


        -   Unaudited Condensed Statements of Operations,
             for the three and six months ended June
             30, 2007 and 2006 and from inception on
             January 22, 1998 through June 30, 2007          3


        -   Unaudited Condensed Statements of Cash Flows,
             for the six months ended June 30, 2007
             and 2006 and from inception on January 22,
             1998 through June 30, 2007                      4


        -   Notes to Unaudited Condensed Financial
             Statements                                  5 - 6

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS


                                                        June 30,
                                                          2007
                                                      ___________
CURRENT ASSETS:
  Cash                                                $         -
  Prepaid assets                                                -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                      $         -
                                                      ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Advances - related party                            $     6,745
  Accrued interest on related party advances                   96
                                                      ___________
        Total Current Liabilities                           6,841
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   100,000,000 shares authorized,
   1,600,000 shares issued and
   outstanding                                              1,600
  Capital in excess of par value                           94,538
  Deficit accumulated during the
    development stage                                    (102,979)
                                                      ___________
        Total Stockholders' Equity (Deficit)               (6,841)
                                                      ___________
                                                      $         -
                                                      ___________





 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]
               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                             For the Three      For the Six    From Inception
                              Months Ended      Months Ended   on January 22,
                                June 30,          June 30,     1998, Through
                           _________________ _________________    June 30,
                             2007     2006     2007     2006        2007
                           ________ ________ ________ ________ ______________
REVENUE                    $      - $      - $      - $      - $            -

EXPENSES:
  General and
   administrative             1,620    2,160    5,520    5,670         35,532
                           ________ ________ ________ ________ ______________
LOSS BEFORE OTHER INCOME
 (EXPENSE)                  (1,620)  (2,160)  (5,520)  (5,670)       (35,532)

OTHER INCOME (EXPENSE):
  Interest Expense             (71)     (70)     (96)     (74)          (644)
                           ________ ________ ________ ________ ______________
LOSS BEFORE INCOME TAXES    (1,691)  (2,230)  (5,616)  (5,744)       (36,176)

CURRENT TAX EXPENSE               -        -        -        -              -

DEFERRED TAX EXPENSE              -        -        -        -              -
                           ________ ________ ________ ________ ______________
LOSS FROM CONTINUING
OPERATIONS                  (1,691)  (2,230)  (5,616)  (5,744)       (36,176)
                           ________ ________ ________ ________ ______________
DISCONTINUED OPERATIONS:
  Loss from operations of
   discontinued
   agricultural production
   business net of $0 in
   income taxes)                  -        -        -        -       (66,803)
  Gain (loss) on disposal
   of discontinued
   operations (net of $0
   in income taxes)               -        -        -        -              -
                           ________ ________ ________ ________ ______________
LOSS FROM DISCONTINUED
OPERATIONS                        -        -        -        -       (66,803)
                           ________ ________ ________ ________ ______________
NET LOSS                   $(1,691) $(2,230) $(5,616) $(5,744) $    (102,979)
                           ________ ________ ________ ________ ______________
LOSS PER COMMON SHARE:
  Continuing operations       (.00)    (.00)    (.00)    (.00)
  Operations of
   discontinued
   agricultural production
   business                       -        -        -        -
  Gain (loss) on disposal
   of discontinued
   operations                     -        -        -        -
                           ________ ________ ________ ________ ______________
  Net Loss Per Common
   Share                   $  (.00) $  (.00) $  (.00) $  (.00)
                           ________ ________ ________ ________ ______________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                            For the Six       From Inception
                                           Months Ended       on January 22,
                                             June 30,          1998 Through
                                      ______________________     June 30,
                                         2007        2006          2007
                                      __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                             $   (5,616) $   (5,744) $     (102,979)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
 Impairment loss                               -           -             945
 Loss on disposition of assets                 -           -           2,310
 Non-cash interest expense -
   related party                              96          74           5,705
 Depreciation and amortization                 -           -           1,723
 Changes in assets and liabilities:
  Increase (Decrease) in accounts
    payable                               (1,225)      1,850               -
                                      __________  __________  ______________
     Net Cash (Used) by
       Operating Activities               (6,745)     (3,820)        (92,296)
                                      __________  __________  ______________

Cash Flows from Investing Activities:
 Payments for property and equipment           -           -          (4,978)
                                      __________  __________  ______________
     Net Cash (Used) by
       Investing Activities                    -           -          (4,978)
                                      __________  __________  ______________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance           -           -          41,850
 Payments for stock offering costs             -           -          (5,681)
 Advances from related party               6,745       3,820          61,105
                                      __________  __________  ______________
     Net Cash Provided by
       Financing Activities                6,745       3,820          97,274
                                      __________  __________  ______________

Net Increase (Decrease) in Cash                -           -               -

Cash at Beginning of Period                    -           -               -
                                      __________  __________  ______________

Cash at End of Period                 $        -  $        -  $            -
                                      __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                           $        -  $        -  $            -
   Income taxes                       $        -  $        -  $            -

Supplemental Schedule of Non-cash Investing and Financing Activities:

 For the six months ended June 30, 2007 and 2006:

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and 2006 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

  Advance from Shareholder - As of June 30, 2007, a shareholder of the Company has made advances totaling $6,745 to the Company. The advances bear interest at 10% per annum and are due on demand. Accrued interest expense at June 30, 2007 amounted to $96.

  Legal Services - An entity owned by a shareholder of the Company provided legal services for the Company. Legal fees to the entity for the six months ended June 30, 2007 amounted to $1,075.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                For the Three             For the Six
                                 Months Ended            Months Ended
                                   June 30,                June 30,
                            ______________________  ______________________
                               2007        2006        2007        2006
                            __________  __________  __________  __________
  Income (loss) from
   continuing operations
   (numerator)              $   (1,691) $   (2,230) $   (5,616) $   (5,744)

                            __________  __________  __________  __________
  Income (loss) available
   to common shareholders
   (numerator)              $   (1,691) $   (2,230) $   (5,616) $   (5,744)
                            __________  __________  __________  __________

  Weighted average number
   of common shares
   outstanding used in
   loss per share for the
   period (denominator)      1,600,000   1,600,000   1,600,000   1,600,000
                            __________  __________  __________  __________



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


                              Gourmet Herb Growers, Inc.



Date:  August 8, 2007              by:     /s/ Thomas G. Kimble
                              Thomas G. Kimble, President & Director