Form 10QSB
period 2007-09-30
GOURMET HERB GROWERS INC
filed 2007-11-09
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2007

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

                12890 HILLTOP ROAD, ARGYLE, TX 76226
               (Address of principal executive offices)

                            (972) 233-0300
         (Registrant's telephone number, including area code)

            311 SOUTH STATE ST. #460, SALT LAKE CITY, UTAH 84111
    (Former name or former address, if changed since last report.)

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

The number of $.001 par value common shares outstanding at November 8, 2007:
12,800,000

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

                            SEPTEMBER 30, 2007

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                               PAGE


        -  Unaudited Condensed Balance Sheet,
            September 30, 2007                                  2


        -  Unaudited Condensed Statements of Operations,
            for the three and nine months ended September
            30, 2007 and 2006 and from inception on
            January 22, 1998 through September 30, 2007         3


        -  Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2007
            and 2006 and from inception on January 22,
            1998 through September 30, 2007                     4


        -  Notes to Unaudited Condensed Financial Statements   5 - 7

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS


                                                     September 30,
                                                          2007
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $        -
  Prepaid assets                                                -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                       $        -
                                                      ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts Payable                                     $      825

                                                      ___________
        Total Current Liabilities                             825
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   100,000,000 shares authorized,
   1,600,000 shares issued and
   outstanding                                              1,600
  Capital in excess of par value                          103,131
  Deficit accumulated during the
    development stage                                   (105,556)
                                                      ___________
        Total Stockholders' Equity (Deficit)                (825)
                                                      ___________
                                                       $        -
                                                      ___________





 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]
               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                             For the Three      For the Nine     From Inception
                             Months Ended       Months Ended     on January 22,
                             September 30,      September 30,    1998, Through
                           __________________  __________________September 30,
                              2007     2006      2007      2006        2007
                           ________  ________  ________  ________   __________
REVENUE                     $    -   $     -   $     -   $     -    $       -

EXPENSES:
  General and
   administrative            2,450     2,476     7,970     8,145       37,981
                           ________  ________  ________  ________   __________
LOSS BEFORE OTHER INCOME
 (EXPENSE)                  (2,450)   (2,476)   (7,970)   (8,145)     (37,981)

OTHER INCOME (EXPENSE):
  Interest Expense            (128)     (136)     (224)     (210)        (772)
                           ________  ________  ________  ________   __________
LOSS BEFORE INCOME TAXES    (2,578)   (2,612)   (8,194)   (8,355)     (38,753)

CURRENT TAX EXPENSE              -         -         -         -            -

DEFERRED TAX EXPENSE             -         -         -         -            -
                           ________  ________  ________  ________   __________
LOSS FROM CONTINUING
OPERATIONS                  (2,578)   (2,612)   (8,194)   (8,355)     (38,753)
                           ________  ________  ________  ________   __________
DISCONTINUED OPERATIONS:
  Loss from operations
   of discontinued
   agricultural
   production business
   net of $0 in income
   taxes)                        -         -         -         -      (66,803)
  Gain (loss) on
   disposal of
   discontinued
   operations (net of
   $0 in income taxes)           -         -         -         -            -
                           ________  ________  ________  ________   __________
LOSS FROM DISCONTINUED
OPERATIONS                       -         -         -         -      (66,803)
                           ________  ________  ________  ________   __________
NET LOSS                   $(2,578)  $(2,612)  $(8,194)  $(8,355)   $(105,556)
                           ________  ________  ________  ________   __________
LOSS PER COMMON SHARE:
  Continuing operations       (.00)     (.00)     (.00)     (.00)
  Operations of
   discontinued
   agricultural
   production
   business                      -         -         -         -
  Gain (loss) on disposal
   of discontinued
   operations                    -         -         -         -
                            _______  ________  ________  _________
  Net Loss Per Common Share $ (.00)  $  (.00)  $  (.00)  $  (.00)
                            _______  ________  ________  _________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                            For the Nine       From Inception
                                            Months Ended       on January 22,
                                            September 30,      1998 Through
                                         ____________________  September 30,
                                            2007      2006        2007
                                         _________  _________   __________
Cash Flows from Operating Activities:
 Net loss                                $ (8,194)  $ (8,355)   $(105,556)
 Adjustments to reconcile net loss
  to net cash used by
  operating activities:
 Impairment loss                                -          -          945
 Loss on disposition of assets                  -          -        2,310
 Non-cash interest
  expense - related party                     224        210        5,832
 Depreciation and amortization                  -          -        1,723
 Changes in assets and liabilities:
  Increase (Decrease)
    in accounts payable                      (400)       340          825
                                         _________  _________   __________
     Net Cash (Used)
      by Operating Activities              (8,370)    (7,805)     (93,921)
                                         _________  _________   __________

Cash Flows from Investing Activities:
 Payments for property and equipment            -          -       (4,978)
                                         _________  _________   __________
     Net Cash (Used)
      by Investing Activities                   -          -       (4,978)
                                         _________  _________   __________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance            -          -       41,850
 Payments for stock offering costs              -          -       (5,681)
 Advances from related party                8,370      7,805       62,730
                                         _________  _________   __________
     Net Cash Provided
      by Financing Activities               8,370      7,805       98,899
                                         _________  _________   __________

Net Increase (Decrease) in Cash                 -          -            -

Cash at Beginning of Period                     -          -            -
                                         _________  _________   __________

Cash at End of Period                    $      -   $      -    $       -
                                         _________  _________   __________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                              $      -   $      -    $       -
   Income taxes                          $      -   $      -    $       -

Supplemental Schedule of Non-cash Investing and Financing Activities:

 For the nine months ended September 30, 2007:

    In September 2007, related parties forgave advances totaling $8,370 and accrued interest of $224

 For the nine months ended September 30, 2006:

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and 2006 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

  Advance from Shareholder - As of September 30, 2007, a shareholder of the Company has made advances totaling $8,370 to the Company. The advances bear interest at 10% per annum and are due on demand. Accrued interest expense at September 30, 2007 amounted to $224. At September 30, 2007 the shareholder forgave all the advances and accrued interest. Due to the related party nature of the debt the Company recorded the forgiveness as a contribution to capital.

  Legal Services - An entity owned by a shareholder of the Company provided legal services for the Company. Legal fees to the entity for the nine months ended September 30, 2007 amounted to $1,600.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - SUBSEQUENT EVENT

  On October 1, 2007 the Company, entered into a Stock Purchase Agreement with Halter Financial Investments, L.P., a Texas limited partnership ("Purchaser"), pursuant to which the Company agreed to sell to Purchaser 11,200,000 unregistered shares of the Company's common stock for $400,000. The Agreement closed on October 11, 2007, and all transactions and matters described therein were consummated.

  The Purchaser holds 11,200,000 shares or 87.5% of the 12,800,000 shares of the Company's common stock presently outstanding following the completion of all matters referred to above. As such, the Stock
  Purchase Agreement has resulted in a change of control of the Company.

  Richard Crimmins, as a designee of Purchaser, was elected as the sole director and the President, CEO, CFO, COO and Secretary-Treasurer of the Company replacing Thomas G. Kimble effective October 11, 2007.

  The Stock Purchase Agreement also required the Company's Board of Directors to declare and pay a special cash dividend of $0.245 per share to the shareholders of the Company on October 10, 2007. The Purchaser did not participate in such dividend. The dividend was payable to shareholders of record on October 10, 2007, which is prior to the date the shares were issued to Purchaser under the Stock Purchase Agreement with a payment date of October 12, 2007. The dividend was payable to the Company's shareholders of record at October 10, 2007, holding 1,600,000 shares of its common stock which resulted in a total dividend distribution of $392,000. The funds for the dividend came from the $400,000 proceeds received from the sale of common stock described herein.

                        GOURMET HERB GROWERS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                             For the Three         For the Nine
                             Months Ended          Months Ended
                             September 30,         September 30,
                          ____________________   ____________________
                            2007       2006        2007       2006
                          _________  _________   _________  _________
  Income (loss) from
  continuing operations
  (numerator)             $ (2,578)  $ (2,612)   $ (8,194)  $ (8,355)

                          _________  _________   _________  _________
  Income (loss) available
  to common shareholders
  (numerator)             $ (2,578)  $ (2,612)   $ (8,194)  $ (8,355)
                          _________  _________   _________  _________

  Weighted average number
  of common shares
  outstanding used in
  loss per share for the
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

ITEM 2.  SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

(a) During the period covered by this report, there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act. Subsequent to the end of the quarter, the Company entered into a Stock Purchase Agreement with Halter Financial Investments, L.P., a Texas limited partnership ("Purchaser"), dated as of October 1, 2007 (the "Stock Purchase Agreement"), pursuant to which the Company agreed to sell to Purchaser 11,200,000 unregistered shares of the Company's common stock for $400,000.

     The Agreement closed on October 11, 2007, and all transactions and matters described therein were consummated. Forms 8-K were timely filed, dated October 1, 2007, to disclose entry into a material definitive agreement, and dated October 11, 2007, to disclose the unregistered sale of securities and changes in control, as described herein.

     The Purchaser holds 11,200,000 shares or 87.5% of the 12,800,000 shares of the Company's common stock presently outstanding following the completion of all matters referred to above. As such, the Stock Purchase Agreement has resulted in a change of control of the Company. The subject shares were sold to Purchaser without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption from such registration requirements provided by Section 4(2) of the Securities Act for transactions not involving any public offering. The shares were sold without general advertising or solicitation, the Purchaser acknowledged that it was purchasing "restricted securities" which had not been registered under the Securities Act and which were subject to certain restrictions on resale, and the certificate representing the shares was imprinted with a restricted stock legend indicating that the shares had not been registered and could not be resold without registration under the Securities Act or the availability of an exemption from the registration requirements thereof.

     Richard Crimmins, as a designee of Purchaser, was elected as the sole director and as the President, CEO, CFO, COO and Secretary-Treasurer of the Company replacing Thomas G. Kimble effective October 11, 2007.

     The Stock Purchase Agreement also required the Company's Board of Directors to declare and pay a special cash dividend of $0.245 per share to the shareholders of the Company on October 10, 2007. The Purchaser did not participate in such dividend. The dividend was payable to shareholders of record on October 10, 2007, which is prior to the date the shares were issued to Purchaser under the Stock Purchase Agreement with a payment date of October 12, 2007. The dividend was payable to the Company's shareholders of record at October 10, 2007, holding 1,600,000 shares of its common stock which resulted in a total dividend distribution of $392,000. The funds for the dividend came from the $400,000 proceeds received from the sale of common stock described herein.

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


                              Gourmet Herb Growers, Inc.



Date:  November 8, 2007            by:     /s/ Richard Crimmins
                              Richard Crimmins, President & Director