Form 10KSB
period 2007-12-31
HONG KONG WINALITE GROUP, INC.
filed 2008-03-31
CIK 1059885

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission File Number 333-83375

HONG KONG WINALITE GROUP, INC.
(Name of small business issuer in its charter)

NEVADA	87-0575571
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

606, 6/F
Ginza Plaza, 2A Sai Yeung Choi Street South
Mongkok, Kowloon, Hong Kong
(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (852) 2388-3928

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $0.0001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒                                      No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☒

The issuer’s revenues for its most recent fiscal year ended December 31, 2007 were $0.

As of March 26, 2008, the aggregate market value of shares of the issuer’s common stock held by non-affiliates was approximately $45.5 million. Shares of common stock held by each officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the issuer. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the issuer’s common stock as of March 26, 2008 is 49,740,933.

Documents Incorporated by Reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB, including the following "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words "believe," "expect," "anticipate," "project," "targets," "optimistic," "intend," "aim," "will" or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the "Risk Factors" section of this Form 10-KSB, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

USE OF CERTAIN DEFINED TERMS AND TREATMENT OF STOCK SPLIT

Except as otherwise indicated by the context, references to "we," "us," "our," or "the Company" are references to the combined business of Hong Kong Winalite Group, Inc., a Nevada corporation, and its wholly-owned Hong Kong operating subsidiary, The Hong Kong Winalite Group Limited, or Winalite. Unless the context otherwise requires, all references to (i) "PRC" and "China" are to the People’s Republic of China; (ii) "U.S. dollar," "$" and "US$" are to United States dollars; (iii) "RMB" are to Renminbi, the legal currency of China (iv) "Securities Act" are to the Securities Act of 1933, as amended; and (v) "Exchange Act" are to the Securities Exchange Act of 1934, as amended.

Effective January 7, 2008, we implemented a 1-for-7.352380958 reverse stock split in issued and outstanding shares of our common stock which reduced the number of our issued and outstanding shares from 365,714,286 to 49,740,933 shares. Unless otherwise indicated, all share and per share information contained herein has been adjusted to give effect to such reverse stock split.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

History

We were incorporated under the laws of Nevada on January 22, 1998 under the name Gourmet Herb Growers, Inc. From our inception in 1998 until December 31, 2002, we engaged in the business of growing gourmet herbs and specialty vegetables for sale to, and use by, restaurants and delicatessens. From that point until December 28, 2007, when we acquired Winalite in a reverse acquisition transaction, we were a blank check company and did not engage in active business operations other than our search for, and evaluation of, potential business opportunities for acquisition or participation. During this time, we incurred limited operating expenses necessary to maintain our status as a corporation in good standing and conduct search for and evaluation of potential business opportunities.

On December 28, 2007, we acquired Winalite in a reverse acquisition transaction. In that transaction, we issued to the shareholders of Winalite 48,000,000 shares of our common stock in exchange for all of the issued and outstanding capital stock of Winalite. Winalite thereby became our wholly owned subsidiary and the former shareholders of Winalite became our controlling stockholders. Winalite was incorporated on September 10, 2007. We amended our articles of incorporation on January 7, 2008 and changed our name from Gourmet Herb Growers, Inc. to Hong Kong Winalite Group, Inc.

In connection with our acquisition of Winalite, we assumed the rights and obligations of Winalite under certain restricted stock purchase agreements, or Purchase Agreements, that Winalite had entered into with several purchasers, or Purchasers, including four members of its management team and 160 expected service providers, distributors and sub-distributors of its products. All of the Purchase Agreements are in substantially the same form. Under the Purchase Agreements, the Purchasers bought a number of shares of Winalite at par value, a nominal amount. All the shares are subject to a gradually declining right of repurchase by Winalite at the same price per share paid by the Purchasers, according to a vesting schedule attached to each of the Purchase Agreements.

Upon the closing of the reverse acquisition, Richard Crimmins, our former sole director and executive officer, resigned from all offices that he held and from his position as our director effective immediately. At the same time, Jingjun Hu, Xijian Zhou and Kelvin G. Zheng became our directors and our executive officers were replaced by the executive officers of Winalite.

Business Overview

We are a holding company that only operates through our direct, wholly-owned Hong Kong subsidiary, Winalite. Through Winalite, we plan to market and sell personal health and hygiene products internationally. Initially, these products will consist of sanitary pads and pantiliners. We plan to procure all of the goods that we sell from one or more independent manufacturers in mainland China and sell them to consumers internationally through our contracted direct-selling distributors and wholesale and retail establishments. We also plan to add other health and hygiene products to our product offerings within the coming months and years. We expect to generate our revenues in three principal ways: from the resale at a profit of products manufactured to our specifications, from the delivery of consulting, management, technical, marketing, financial and/or other services to our distributors, and from the license of the Winalite mark and brand to the manufacturers and distributors of our products.

Our products will initially be manufactured for us by an independent manufacturer, Shenzhen Winalite Technology Co., Ltd., or SWT, under a master purchase and supply agreement, or MPSA, which we expect to sign in the second quarter of 2008. We have prepared a draft of the MPSA and have begun negotiating the terms of the MPSA with SWT, but have not yet executed the MPSA with SWT. The prices we expect to pay for the products will be set by the MPSA and once the MPSA is signed may only be changed by agreement of the parties. SWT will be responsible for marking and labeling the products and their packaging, and for quality control according to our specifications and subject to our inspection. With the exception of the PRC market, we expect that SWT will supply exclusively to us and will not be permitted to manufacture or sell the same or functionally equivalent products to any other party. We expect that the MPSA will have an indefinite term but may be terminated on six months’ notice by either party or upon specified events, such as the insolvency of either party. We expect to begin purchasing products from SWT in the second quarter of 2008.

We also expect to enter into exclusive international distribution agreements, or Distribution Agreements, with eight third party distributors in the second quarter of 2008. We have prepared a form of Distribution Agreement and delivered the form to the eight distributors, but we have not yet negotiated the terms of the Distribution Agreements, nor have we signed any of the Distribution Agreements. We expect that the distributors will purchase from us the products we expect to buy from SWT, and resell those products through direct marketing and/or other channels in their defined, exclusive territories. The distributors will be responsible to us for promoting sales of our products in their territories, maintaining adequate sales forces, and other customary functions. The distributors will have the right to appoint sub-distributors and will be required to report periodically to us on their activities. As we expand, we anticipate appointing additional distributors for new territories.

In addition to selling our products to our distributors, we will provide certain consulting, management, technical, marketing, financial and/or other services to our distributors pursuant to separate consulting and management services agreements, or Consulting Agreements, that we plan to enter into with our distributors. We expect that we will be paid a fee by our distributors for these services.

Finally, we plan to enter into separate license agreements, or License Agreements, with each of our distributors, under which we will license the Winalite mark and brand, solely for use in their assigned, exclusive territories, and solely for the purpose of carrying out their activities under the Distribution Agreements. We expect that we will be paid a fee by our distributors for this license, based on the volume of their purchases of products from us.

The manufacturer of our products and some or all of the third parties who will distribute our products have up to now been using the name "Winalite" and one or more marks incorporating that name. We expect that our agreements with all these parties will include the transfer to us of all rights to the word, "Winalite," as well as any trademark, trade name, or copyright to that word and any representation or design incorporating that word. As described above, we will then license that word, mark and brand back to the manufacturer and distributors of our products solely for use in carrying out their obligations under our agreements with them.

The Products that We Sell

We classify the products that we will initially sell into three categories: (1) ultra-thin regular anionic sanitary pads; (2) ultra-thin long anionic sanitary pads; and (3) anionic pantiliners. We expect that the sanitary pads and pantiliners that we expect to sell will be patented in the PRC and various other countries where we expect to sell our products. SWT has applied for patents for these products in these countries, however the applications are pending approval by the relevant governmental authorities. These products have been tested by various independent Chinese agencies, including SGS-CSTC Standards Technical Services Co., Ltd., Shanghai Textile Industry Technology Intendance, National Paper Product Quality Control Institution Shanghai Office, and East China Normal University.

We expect that all the sanitary pads and pantiliners will be sold in combination packages, but will be individually wrapped so that they can be carried discreetly without being contaminated. Each piece of pad or pantiliner will incorporate "Anionic Padding," which contains an anionic core that is able to generate anions by slight body friction. Anions are negatively charged ions. An ion is an atom or molecule which has lost or gained one or more electrons, making it positively or negatively charged. Anions are negatively charged because there are more electrons associated with them than there are protons in their nuclei. The anionic core may be able to generate up to 6,070 anions per cubic centimeter such that the sanitary pads and pantiliners could be antibacterial, and could be able to prevent the contraction of certain diseases, reduce the acidic environment around the vaginal area, and absorb odor.

Our Industry

In 2005, world personal health and hygiene product sales surpassed $40 billion. Such products included feminine hygiene products, disposable diapers, adult incontinence products, and other products. See June 18, 2007 report of Fountain Investment, available at http://www.ftvc.com.cn/show.aspx?id=1175&cid=33. As China has become more affluent, its population, especially its female population, has grown more conscious of the benefits of personal health and hygiene products.

In light of China’s rapid economic development, as well as high rates of infection and outbreaks of gynecological diseases, we believe that the market for high-end feminine hygiene as well as other personal care products has growth potential in China.

Our Intellectual Property

We expect to sign the License Agreements with each of our eight top-level distributors under which we will license to them, only for so long as they remain our distributors, the Winalite brand and other intellectual property necessary to market, sell and distribute our products. We expect that our distributors will pay us a fee for this license, calculated as a percentage of the monetary value of their purchases of products from us.

We currently do not possess any patents or trademarks registered with any governmental authorities. However, SWT has applied for patents for some of the products that we initially plan to sell and we expect that the MPSA will license those patents to us for use internationally, except in the PRC market.

Our Research and Development Efforts

Currently we do not have an internal research and development program. We plan to work with external research and development organizations to identify new marketing opportunities.

Our Sales and Marketing Efforts – How We Will Sell Our Products

Product Sales and Strategy

Our business will be to engage in global network marketing of personal hygiene products. Beginning in the second quarter of 2008, we expect to sell branded, fast-moving consumer goods to distributors worldwide, who in turn will sell such products to consumers through direct selling, except in mainland China, where we expect that our contract distributors will sell through wholesaling and retailing distributorships.

Marketing Strategy

Our marketing objective is to expand our distributor base and geographic presence, and help our distributors to increase net sales through management training and consulting. We believe the following marketing initiatives will grow our business:

  We plan for our distributors outside mainland China to employ a direct-selling model that we design for them. We expect that with our consulting and training services and the products we re-sell to them, our direct-selling distributors will become steady sources of profit. In mainland China, due to certain regulations, we plan for our distributors to sell the products through wholesaling and retailing distributorships. We expect that this business model will prove profitable and competitive with other retail and wholesale business models because of the superior training, expertise, and motivation that we intend to promote in our distributors.

  We plan to select the most attractive countries and regions to enter and target customers in the top-25% income bracket.

  We believe that the products that we will sell will be patent-protected and of superior quality. Therefore, we plan to target upscale customers in well-developed countries and regions and wealthy segments in developing countries, where there is increasing demand for quality fast moving consumer goods.

  We plan to be persistent in exploring new markets and increasing our geographic reach and presence.

  We expect to have distributor networks in 15 to 20 countries in Southeastern Asia and regions located in Australasia, North Asia, Europe, America and Africa by the end of 2009. Before entering a new market, we plan to find experienced distributors. We also plan to register the products that we sell in prospective countries and regions. This process would average 3 months to register each product. We plan to assist distributors in designing a sales launch plan. Management estimates that the entire new market launch process to be 6-8 months in length, depending on various market factors, including the economic environment and governmental regulation.

  We plan to launch new product marketing lines by leveraging the initial markets that we develop for our current products.

  We plan to develop new product lines in line with market demand based on distributor feedback and our own market research. On an ongoing basis, we plan to launch 2-4 new products each quarter to be available in all existing markets in addition to our core product portfolio. In that regard, we plan to leverage our existing resources to reduce costs.

  We plan to seek partnerships with credible institutions and organizations that will facilitate building brand awareness and researching demand for other products.

  We plan to seek partnerships with the research centers of well-known universities in China and worldwide to further increase awareness of the products that we sell and to research market demand for potential future products.

Our Competition

The personal health and hygiene industry both within China and globally is highly fragmented and intensely competitive. Many of our competitors, both domestic and international, have significant research and development capabilities and financial, scientific, manufacturing, marketing and sales resources. In China, we compete principally with Fujian Hengan Group, Ltd., Fujian Hengli Group, Ltd. and Procter & Gamble Co. Internationally, we compete principally with Procter & Gamble Co. and Johnson & Johnson.

We compete with our competitors based upon the price and quality of the products that we sell, brand awareness, ability to produce a diverse range of products, and customer service.

Our Competitive Strengths

We believe that our competitive strengths include:

  An Experienced Management Team. Our senior management is equipped with extensive direct sales and other marketing experience. For instance, our executive management team is led by Mr. Percy Chin, a well-known expert in the direct sales business who has more than 10 years management experience in the direct sales business, including as a member of senior management of China based teams for Revlon, Herbalife and Amway. Our Chief Marketing Office, Mr. Xijian Zhou, has several years of network marketing experience, including as a member of the China based management team of Nu Skin Enterprises Inc. and Amway.

  New product development. We believe that new products are a key driver of customer traffic and purchases. Our distributors and internal marketing forces, complemented by relationships that we expect to develop with experts at outside research institutions, will spur innovation in our product offerings and ongoing development of untapped markets.

  Favorable direct sale model. We believe that our vertically integrated network marketing structure will be able to support a higher sales volume without adding significant costs. Through the network marketing arrangements we plan to build, we anticipate that our distributors will be able to grow business without employing internal sales forces. We believe that most marketing expenses will be borne by distributors.

Regulation

There are no specific rules or regulations applicable to a company engaged in direct selling in countries where we expect to sell our products. In China, companies may not re-sell through a direct marketing arrangement without being licensed to do so by the relevant governmental authorities. Therefore, our distributors will not initially be engaged in direct selling inside China and will instead be selling through wholesale and retail distribution. Wholesale and retail selling of personal health and hygiene products is not highly regulated in China. Only the general rules of commerce, both in China and in the other countries our products will be sold, are applicable.

Our Employees

As of December 31, 2007, we did not have any employees, other than our 4 officers, who constituted our senior management team. We expect to hire a total of 14 full-time employees over the next twelve months and we expect these employees to be allocated among job functions conducted at the company as follows:

Department	Number of Employees
Domestic Sales	3
Human Resources	1
International Sales	7
Finance	3
Total	14

ITEM 2.

DESCRIPTION OF PROPERTY.

As of December 31, 2007, we sub-leased our office space under a verbal sublease with Hong Kong Yuelang International Electronic Commerce Co., Limited, or Yuelang, for an indefinite term. We paid Yuelang HK$21,503 (approximately $2,756) per month. We expect to either enter into a written lease agreement with Yuelang’s landlord, World Gold Limited, or enter into a lease agreement for a different office space, in the near future. Currently, we do not own or lease any other properties or facilities.

ITEM 3.

LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 10, 2007, our board of directors and Halter Financial Investments, L.P., the holder of approximately 87.5% of our issued and outstanding capital stock at such time, approved by a written consent in lieu of a meeting an amendment of our Articles of Incorporation to increase our total authorized common stock from 100 million to 500 million shares. For more information, please see our current report on Form 8-K filed on December 17, 2007.

On December 28, 2007, our board of directors and Halter Financial Investments, L.P., the holder of approximately 87.5% of our issued and outstanding capital stock at such time, approved by a written consent in lieu of a meeting an amendment and restatement of our Articles of Incorporation to, among other things (1) change our name to "Hong Kong Winalite Group, Inc." and (2) effect a 7.352380958 for one reverse split of our outstanding common stock. For more information, please see our current report on Form 8-K filed on January 11, 2008.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol "HKWO.OB" on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc., but had not been traded in the Over-The-Counter market except on a limited and sporadic basis. The CUSIP number is 43858D 104.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. These prices have been adjusted to give retroactive effect to the 1-for-7.352380958 reverse split of our common stock that occurred on January 7, 2008.

	Closing Prices (1)
	High	Low
Year Ended December 31, 2007
1st Quarter	$1.02	$1.02
2nd Quarter	$1.02	$1.02
3rd Quarter	$1.03	$1.02
4th Quarter	$1.50	$1.03

	Closing Prices (1)
	High	Low

Year Ended December 31, 2006
1st Quarter	N/A	N/A
2nd Quarter(2)	$3.50	$2.85
3rd Quarter	$2.85	$2.30
4th Quarter	$2.60	$1.02

(1) The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated, as adjusted for January 2008 reverse stock split.
(2) Market prices were only available from June 26, 2006.

Approximate Number of Holders of Our Common Stock

As of March 26, 2008, there were approximately 179 stockholders of record of our common stock, as reported by our transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single shareholder.

Dividends

On October 12, 2007, we paid a cash dividend of $1.80133 (on a post-split basis) per share of common stock to our stockholders of record as of October 10, 2007 holding 217,617 shares of our common stock, which resulted in a total dividend distribution of $392,000. Except for such dividend, we have never declared or paid cash dividends. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2007 that were not previously disclosed in a quarterly report on Form 10-QSB or a current report on Form 8-K that was filed during the 2007 fiscal year.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

We are a development stage company. From December 31, 2002 until December 28, 2007, when we completed a reverse acquisition transaction with Winalite, we were a blank check company and did not engage in any active business operations other than our search for, and evaluation of, potential business opportunities for acquisition or participation.

As a result of the acquisition of Winalite, we changed our business plan to market and sell personal health and hygiene products and our plan of operations for the next twelve months is to proceed with the implementation of this business plan. We will strive to launch all aspects of our operations.

We expect to generate revenues from the sale of personal hygiene products, including the initial products that we plan to sell which are sanitary napkins and pantiliners. We plan to acquire these products from SWT after we enter into the MPSA with SWT and we will re-sell these products to certain distributors with whom we expect to have contractual relationships. We expect to begin operations some time in the second quarter of 2008. We expect to eventually generate revenues in three principal ways: from the resale at a profit of products manufactured to our specifications, from the delivery of consulting, management, technical, marketing, financial and/or other services to our distributors, and from the license of the Winalite mark and brand to the manufacturer and distributors of our products.

Eventually, we hope to develop relationships with other manufacturers and other distributors for the sale of other personal hygiene products.

We believe that our business has opportunities for growth through the following growth strategies:

  Focus on Brand Development. With intense price competition among many similar or identical products in the industry, we believe that building brand awareness is the primary means to generate and sustain profitable growth in the future. We believe that to develop close cooperative relationships with research centers of well-know universities in China and worldwide is key to building brand equity. We also plan to market our products through an integrated marketing program that includes customer flyers, brochures and promotional pieces. A number of merchandising techniques will be used, including information on new products, the use of combination offers, the use of trial sizes and samples and the promotion of products packaged as gift items. We also plan to publish sales and marketing magazines quarterly, with health care tips and product information.

  Market Expansion. We are committed to marketing and selling the products that we expect to acquire from SWT by growing our sales network. We plan to sell some of these products through a combination of direct selling and distributorship stores. We expect that our future distributors’ sales in China will be made through approximately 100 wholesale and retail stores throughout China in our first year of operation. We intend to add 800 more such distributorship store in China over the next five years. At the same time, we expect to expand our employee numbers to approximately 100 people over the next five years. In addition, we seek to motivate our direct-selling and other distributor representatives through the adoption of special incentive programs that reward superior sales performance. Periodical sales meetings with sales representatives are expected to be conducted at our headquarters in order to keep sales representatives updated on product line changes, explain sales techniques and provide recognition for sales performance.

  Sales in China. We plan to conduct our business in China through a network of wholesale and retail stores. We are committed to developing a domestic store network in the PRC by creating a distributorship presence. We intend to sell to and service more than 900 network stores in China over the next five years. We expect that our sales in China will generate a significant part of annual revenues of the Company by the end of 2009.

  International Growth. In addition to China, we plan to effectuate sales into other countries and our overseas sales are expected to account for a significant percentage of our revenue in the future. We expect to become present in 15 to 20 countries in Asia, Europe, North America and Africa by the end of 2009. In these countries and regions, we plan to sell goods to distributors who will in turn sell though contract direct sellers to end consumers.

  Technology Innovation. We believe that the development of new technology is critical to our success. We will continuously work to improve the quality of our existing and future products through introducing new technology. We expect to establish joint-development programs with Chinese universities and research institutes.

  Introducing New Products. We will endeavor to expand our market presence by introducing additional competitive personal health and hygiene products to our product offerings, including cosmetics, skin care products, and nutritional supplements. Our new product development starts with the identification of potential market opportunities by our distributors and internal marketing forces, as well as from our assessment of our competitors. We plan for this information to be analyzed by experts at outside institutions and research centers to help us determine which new products to sell.

  Sales campaigns. We believe that maintaining good public relations is key to our business success and organizing or participating in the public undertakings is undoubtedly the best means to promote public relations. The public activities of a company reflect key values it appreciates. We plan to sponsor and organize many important social activities, such as sales rallies, motivational events, and sales and training seminars for our distributors, sub-distributors, and their sales forces. These activities are expected not only to reflect our high-level social responsibility, but also make us unique in the industry in China. We believe that this kind of operation will continue to effectively promote our company reputation and our brand name.

Liquidity and Capital Resources

As of December 31, 2007, we had cash and cash equivalents (including restricted cash) of approximately $60,000. In addition, in January 2008 our Chairperson, Ms. Hu, provided approximately 4.3 million HK Dollars as working capital to the Company. We believe that our current cash on hand and expected revenue from operations will be sufficient to implement our plan of operations. As part of our plan, we will enter into sales agreements with our distributors and purchasing agreements with our suppliers. We will ask our suppliers to offer us a two-month open account credit period and we will offer our distributors a credit period of one month or less. In addition, Ms. Hu is expected to provide working capital as needed for the second quarter of 2008.

However, the Company has incurred losses since its inception and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Obligations Under Material Contracts

We expect to sign the MPSA with SWT under which we will purchase the products we sell to our distributors from SWT. We do not expect that the MPSA will commit us to any specific volume of purchases, and we expect that all our purchases will be on the terms and conditions contained in our standard purchase order form. We expect to purchase products from SWT on open account, and we expect to have the right to return any non-conforming goods for replacement at SWT’s cost.

Seasonality of our Sales

Our results of operations are not materially affected by seasonality and we do not expect seasonality to cause any material impact on our operations in the future.

Inflation

Inflation does not materially affect our business or the results of our operations.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Cash and cash equivalents: Cash equivalents comprise highly liquid investments with initial maturities of three months or less to be cash equivalents.

Basic and diluted earnings per share: The Company reports basic earnings per share in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share is computed using the weighted average number of shares outstanding during the period presented. The weighted average number of shares of the Company represents the common stock outstanding during the reporting period.

During the reporting period, the Company had no dilutive instruments. Accordingly, the basic and diluted earnings per share are the same.

Income taxes: The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes". Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Foreign currency translation: The functional currency of the Company is Hong Kong dollars ("HKD"). The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the period.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars ("US dollars"). Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity. The exchange rate in effect at December 31, 2007 was HKD1.00 for $0.1281. There is no significant fluctuation in exchange rate for the conversion of HKD to US dollars after the balance sheet date.

Fair value of financial instruments: The carrying values of the Company’s financial instruments, including accrued expenses and amount due to a director approximate their fair values due to the short-term maturity of such instruments.

It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

Recently issued accounting pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157 "Fair Value Measurement" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The early adoption of SFAS 157 has no material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008. We are in the process of evaluating this guidance and therefore have not yet determined the impact that SFAS 159 will have on our financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) "Business Combinations". SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

RISK FACTORS

You should carefully consider the risks described below, which constitute the material risks facing us. If any of the following risks actually occur, our business could be harmed. You should also refer to the other information about us contained in this Form 10-KSB, including our financial statements and related notes.

RISKS RELATED TO OUR BUSINESS

We are an early stage development company and we have no operating history. We have not earned any revenues and it is uncertain whether we will earn any revenues in the future or whether we will ultimately be profitable.

We are in the development stage and our future operations are subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development of a new company engaged in the business of selling personal care and hygiene products. We may not be able to effectuate our business plan in the future and we may not have sufficient funds available to complete our marketing and development programs or to market any products. In addition, as a result of our limited operating history, we expect to incur substantial operating losses until we can generate sufficient revenues from the sales of the products that we acquire to cover our operating costs. We currently have limited sources of potential operating revenue and there can be no assurance that we will be able to develop revenue sources or that our operations will ever become profitable.

Third-party suppliers and distributors are expected to provide and sell all of our products, and the loss of them or a disruption or interruption in the supply or distribution chain may adversely affect our business.

We expect to sign the MPSA with SWT for the acquisition from SWT of all of the products we will initially sell. We also expect enter into Distribution Agreements with eight third party distributors in the second quarter of 2008 for the sale of the products acquired from SWT. We expect to enter into similar agreements in the future with other manufacturers and distributors relating to the sale of different products. All of our products will be purchased from these various suppliers and will be sold by these various distributors. The inability to enter into a manufacturing agreement with SWT or, if we do enter into such an agreement in the future, the loss of SWT as our supplier or, in the future, the inability to enter into agreements with other suppliers, or if we do enter into such agreements, the loss of any other suppliers that we may have a relationship with, or a significant disruption or interruption in the supply chain could have a material adverse effect on our ability to acquire the products that we plan to sell. By the same token, the inability to enter into Distribution Agreements with these eight third party distributors or, if we do enter into such agreements in the future, the loss of these four third party distributors as our distributors or, in the future, the inability to enter into agreements with other distributors, or if we do enter into such agreements, the loss of any other distributors that we may have a relationship with, or a significant disruption or interruption in the distribution chain could have a material adverse effect on our ability to distribute the products that we plan to sell. We expect to charge a certain percentage markup over our procurement prices. Any fluctuation in production costs or other expenses associated with direct selling to customers would not affect the premium we would obtain on our products. However, increases in the costs of procuring or distributing our products may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in distribution.

There is substantial doubt about our ability to continue as a going concern due to our accumulated deficit and lack of proven revenues.

There is substantial doubt about our ability to continue as a going concern due to our accumulated deficit and lack of proven revenues, all of which means that we may not be able to continue operations unless we obtain additional funding. Management’s plans may include raising capital through the equity markets to fund future operations and generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in our having to curtail or cease operations. Additionally, even if we do raise sufficient capital to support our operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where we will generate profits and cash flows from operations.

We operate in an extremely competitive industry and are subject to continual pricing pressure that could negatively affect our financial results.

We believe we will compete either directly or indirectly with a number of major domestic and international manufacturers and distributors of personal care and hygiene products, as well as a large number of smaller, regional competitors. Several of our competitors have strong technical, marketing, sales, manufacturing, distribution and other resources, as well as significant name recognition, established positions in the market and long-standing relationships with manufacturers and customers. In addition, some of our competitors own raw materials facilities which, during periods of raw materials cost increases or price volatility, may provide a competitive pricing advantage and reduce their exposure to volatile raw material costs. Although we anticipate that our operational costs will be relatively low due to our position as an intermediary, our ability to maintain and improve our operating margins may depend in part on our ability to control and reduce our costs. We cannot assure you that we will be able to control or reduce our operating expenses, to raise or maintain our prices or increase our unit volume, in order to maintain or improve our operating results.

In addition, we face competition from competing network marketing companies. We compete against products sold directly to consumers by other direct-selling and direct sales companies and through the Internet, and against products sold through the mass market and prestige retail channels. The number of competitors and degree of competition that we face in our industries varies widely from country to country. There are a number of direct-selling and retail and wholesale companies that sell product lines similar to ours, some of which also have worldwide operations and compete with us globally.

If our advertising, promotional, merchandising or other marketing strategies are not successful, if we are unable to deliver new products that represent technological breakthroughs; if we do not successfully manage the timing of new product introductions or the profitability of these efforts; or if for other reasons our distributors or end customers perceive competitors’ products as having greater appeal, then our sales and financial results may suffer.

We are also subject to significant competition for the recruitment of distributors from other direct selling or network marketing organizations, including those that market personal care and hygiene products. As a result, it may be continually necessary to recruit and retain new distributors and if we are unable to do so our business may be adversely affected.

Cyclical industry conditions may adversely affect the results of our operations.

Our operating results are affected by the general cyclical pattern of the industries in which our major customer groups (our distributors) operate, and the overall economic conditions in which we and our customers operate. All of our target client segments are heavily dependent on the end-user markets they serve, especially up-scale and female markets. A weak capital expenditure environment in these markets can be expected to have a material adverse effect on the results of our operations.

We may not be able to adequately protect the proprietary intellectual property and technology associated with our initial products, which may harm our competitive position and result in increased expenses incurred to enforce our rights.

We expect to rely on a combination of copyright, trademark, patent and trade secret laws, non-disclosure agreements and other confidentiality procedures and contractual provisions to establish, protect and maintain the proprietary intellectual property and technology and other confidential information associated with the sanitary pad and pantiliner products that we will sell. Some of these technologies are important to our business and are not protected by patents. Despite our efforts, the steps we will take to protect the proprietary intellectual property and technology and other confidential information associated with the products that we will sell may not be adequate to preclude misappropriation of this proprietary information or infringement of the intellectual property rights associated with these products. Protecting against the unauthorized use of the products, trademarks and other proprietary rights is also expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business, operating results and financial condition.

A significant portion of our sales are expected to be derived from a limited number of distributors, at least in our initial stages of operations, and results from operations could be adversely affected and stockholder value harmed if we lose these distributors.

We anticipate that a significant portion of our revenues will be derived from a limited number of distributors, at least in our initial stages of operations. For example, approximately 75% of our revenues are expected to derive from eight distributors in fiscal year 2008. The loss of any of these significant distributors that is not accompanied by the retention of new business in similar volume would adversely affect our revenues and stockholder value.

The products that we will sell could be subject to product liability claims by consumers, which would adversely affect our profit margins, results from operations and stockholder value.

We are exposed to risks inherent in the packaging and distribution of personal care and hygiene products, such as with respect to adequacy of warnings, mislabeling and contamination. As a result, there is a risk that someone using the products that we will sell may experience significant negative side effects which may permanently harm them and we could be subject to claims for damages based on theories of product liability and other legal theories. The costs and resources to defend such claims could be substantial and, if such claims are successful, we could be responsible for paying some or all of the damages. Also, our reputation could be adversely affected, regardless of whether such claims are successful. We currently intend to obtain product liability insurance at the appropriate time; however, there can be no assurance that we will be able to obtain or maintain insurance on acceptable terms for the products that we will sell or that such insurance would be sufficient to cover any potential product liability claim or recall. Any of these results would adversely affect our future profit margins, results from operations and stockholder value.

Expansion of our business may put added pressure on our management and operational infrastructure impeding our ability to meet any potential increased demand for the personal care and hygiene products that we will sell and possibly hurting our future operating results.

Our business plan is to significantly grow our operations to meet anticipated growth in demand for the products that we will sell, and by the introduction of new product offerings. Growth in our business may place a significant strain on our personnel, management, financial systems and other resources. The evolution of our business also presents numerous risks and challenges, including:

  our ability to successfully and rapidly expand sales to potential new distributors in response to potentially increasing demand;

  the costs associated with such growth, which are difficult to quantify, but could be significant; and

  rapid technological change.

To accommodate any such growth and compete effectively, we may need to obtain additional funding to improve information systems, procedures and controls and expand, train, motivate and manage our employees, and such funding may not be available in sufficient quantities, if at all. If we are not able to manage these activities and implement these strategies successfully to expand to meet any increased demand, our operating results could suffer.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Jingjun Hu, our Chairperson, Percy K. Chin, our Chief Executive Officer, Chi Keung Cheng, our Chief Financial Officer, Xijian Zhou, our Chief Marketing Officer, and Kelvin G. Zheng, our Chief Information Officer. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-KSB. We are subject to this requirement commencing with our fiscal year ending December 31, 2007 and a report of our management is included under Item 8A(T) of this Annual Report on Form 10-KSB. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on the operating effectiveness of the company’s internal controls over financial reporting. Our management may conclude that our internal controls over our financial reporting are not effective due to the identification of one or more material weaknesses. Our independent registered public accounting firm may issue an adverse opinion on our internal control over financial reporting if one or more material weaknesses are identified.

We can provide no assurance that we will be in compliance with all of the requirements imposed by SOX 404 or that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

Our ability to anticipate and respond to market trends and changes in consumer preferences could affect our financial results.

Our success depends on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and product preferences. We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands, achieve a favorable mix of products, and refine our approach as to how and where we market and sell our products. While we plan to devote considerable effort and resources to shape, analyze and respond to consumer preferences, consumer spending patterns and preferences cannot be predicted with certainty and can change rapidly. If we are unable to anticipate and respond to trends in the market for our products and changing consumer demands, our financial results will suffer.

Furthermore, material shifts or decreases in market demand for our products, including as a result of changes in consumer spending patterns and preferences, could result in us carrying inventory that cannot be sold at anticipated prices or increased product returns by our distributors. Failure to maintain proper inventory levels or increased product returns by our distributors could result in a material adverse effect on our business, results of operations and financial condition.

A general economic downturn or sudden disruption in business conditions may affect consumer purchases of discretionary items, including the personal care and hygiene products that we currently plan to sell, which could adversely affect our business.

Consumer spending is generally affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of the products that we sell. In addition, sudden disruptions in business conditions as a result of a terrorist attack similar to the events of September 11, 2001, including further attacks, retaliation and the threat of further attacks or retaliation, war, adverse weather conditions or other natural disasters, such as Hurricane Katrina, pandemic situations or large scale power outages can have a short or, sometimes, long-term impact on consumer spending. A downturn in the economies in which we the products that we acquire are re-sold or a sudden disruption of business conditions in those economies could adversely affect our sales.

Our information technology systems may be susceptible to disruptions.

We plan to employ information technology systems to support our business, including systems to support financial reporting, and an internal communication and data transfer network. We also plan to employ information technology systems to support distributors in many of our markets, including electronic order collection and invoicing systems and on-line training. We plan to have Internet sites in many of our markets, including business-to-business sites to support distributors. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite the implementation of network security measures, our systems may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with these systems. The occurrence of these or other events could disrupt our information technology systems and adversely affect our operation.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China’s political or economic situation could harm us and our operational results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or its legal system at any time. This potentiality could either benefit or damage our ability to operate in China and our overall profitability. Some of the things that could have this effect are:

  level of government involvement in the economy;

  control of foreign exchange;

  methods of allocating resources;

  balance of payments position;

  international trade restrictions;

  and international conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

A substantial amount of our materials sourcing originates in China. We may be unable to enforce our legal rights due to policies regarding the regulation of foreign investments in China as well as other aspects of the Chinese legal system.

Unlike the common law system prevalent in the United States, the PRC’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents. The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies are subject to considerable discretion and variation on the part of the PRC government, including its courts, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China’s regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. As a result, we may not be aware of any violations of these policies and rules until some time after the violation. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks that may affect our ability to achieve our business objectives. If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be materially and negatively affected. In addition, any litigation in China may be protracted and result in substantial cost and diversion of resources and management attention. The relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation. It may also be difficult to obtain enforcement of a judgment by a court of another jurisdiction in China.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business profitably in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could harm our operations.

A renewed outbreak of SARS or another widespread public health problem in China, where we anticipate that much of our operations will be conducted, could have a negative effect on our operations.

Our operations may be impacted by a number of health-related factors, including the following:

  quarantines or closures of some of our offices which would severely disrupt our operations,

  the sickness or death of our key officers and employees,

  and a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could damage our operations.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in RMB and U.S. Dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Recent Chinese merger and acquisition regulations may limit our ability to acquire assets and equity interests of Chinese companies, which could hinder our ability to expand in China and adversely affect our long-term profitability.

On September 8, 2006, the PRC Ministry of Commerce, or MOFCOM, together with several other government agencies, promulgated a comprehensive set of regulations governing the approval process by which a Chinese company may participate in an acquisition of its assets or its equity interests and by which a Chinese company may obtain public trading of its securities on a securities exchange outside of the PRC. Depending on the structure of the transaction, these regulations will require the Chinese parties to make a series of applications and supplemental applications to the governmental agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Governmental approvals will have expiration dates by which a transaction must be completed and reported to the governmental agencies. Compliance with the new regulations is likely to be more time-consuming and expensive than in the past and the government now can exert more control over the combination of two businesses. Accordingly, due to these new regulations, our ability to engage in business combination transactions with Chinese companies has become significantly more complicated, time-consuming and expensive and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The new regulations allow PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to MOFCOM and the other government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulations also limit our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulations may impede our ability to negotiate and complete a business combination transaction with a Chinese company on financial terms, which satisfy our investors and protect our stockholders’ economic interests and we may not be able to negotiate a business combination transaction on terms favorable to our stockholders.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Our common stock is quoted on the OTC Bulletin Board, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or Nasdaq system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We may be subject to penny stock regulations and restrictions which may affect our ability to sell our securities on the secondary market.

The SEC has adopted regulations which generally define so-called "penny stocks" to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of March 26, 2008, the closing bid and asked price for our common stock was $9.00 per share. However, trading in our common stock is volatile and our stock price fluctuates. Our stock price has traded under $5.00 per share recently and it may do so again in the future, in which case, it may be designated a "penny stock." As a "penny stock", our common stock may become subject to Rule 15g-9 under the Exchange Act, or the "Penny Stock Rule". This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Our largest stockholder, Jingjun Hu, holds a significant percentage of our outstanding voting securities and accordingly may make decisions regarding our daily operations, significant corporate transactions and other matters that other stockholders may believe are not in their best interests .

Ms. Jingjun Hu, our Chairperson, is the beneficial owner of approximately 87.9% of our outstanding voting securities. As a result, she possesses significant influence over the election of our Board of Directors and significant corporate transactions. Her ownership may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. Other stockholders may believe that these future decisions made by Ms. Hu are not in their best interests.

ITEM 7.

FINANCIAL STATEMENTS.

Financial statements are being filed with this report and are located immediately following the signature page.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Prior to our reverse acquisition of Winalite, our independent registered public accounting firm was Pritchett, Siler & Hardy, P.C., or Pritchett, while Winalite’s independent registered public accounting firm was PKF Certified Public Accountants, Hong Kong, or PKF. On December 28, 2007, concurrent with our reverse acquisition of Winalite, our board of directors approved the dismissal of Pritchett as our independent auditor and elected to continue the existing relationship of Winalite with PKF and appointed PKF as our independent auditor.

Pritchett’s reports on our financial statements as of and for the fiscal years ended December 31, 2006 and 2005, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that its reports for the fiscal years ended December 31, 2006 and 2005 contained a going concern qualification as to our ability to continue as a going concern.

In connection with the audits of the fiscal years ended December 31, 2006 and 2005, and during the subsequent interim period through December 28, 2007, there were (1) no disagreements with Pritchett on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Pritchett, would have caused Pritchett to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(iv) of Regulation S-K.

During our two most recent fiscal years (ended December 31, 2006 and 2005) and from January 1, 2007 to December 28, 2007, we did not consult PKF with respect to (a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report was provided to us or oral advice was provided that PKF concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to that Item) or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-K).

We provided Pritchett with a copy of this disclosure on January 10, 2008, providing Pritchett with the opportunity to furnish us with a letter addressed to the SEC stating whether it agrees with the statement made by us herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which it does not agree. A letter from Pritchett dated January 11, 2008 was filed by us as Exhibit 16.1 our current report on Form 8-K/A filed on January 11, 2008.

ITEM 8A (T).

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Percy Chin, our Chief Executive Officer and Mr. Chi Keung Cheng, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, Mr. Chin and Mr. Cheng concluded that as of December 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-KSB a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Management was unable to assess the effectiveness of our internal control over financial reporting as of December 31, 2007 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework, because our acquisition of Winalite was completed on December 28, 2007. It was not possible for management to conduct an assessment of Winalite's internal control over financial reporting in the period between the date the combination was completed and the date when management's assessment was to have been conducted. As a result, management could not determine whether, as of December 31, 2007, our internal control over financial reporting was effective based on the COSO criteria.

Management intends to conduct our assessment of the effectiveness of our internal control over financial reporting in the coming months.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position
Jingjun Hu	40	Chairperson
Percy K. Chin	52	Chief Executive Officer and President
Chi Keung Cheng	39	Chief Financial Officer and Treasurer
Xijian Zhou	32	Chief Marketing Officer and Director
Kelvin G. Zheng	43	Chief Information Officer, Secretary, and Director

JINGJUN HU became our Chairperson on December 28, 2007. Ms. Hu has 13 years of executive experience. Before founding Winalite in September 2007, Ms. Hu was a Vice President of Guangzhou Yashi Investment Development Co., Ltd from September 2000 to September 2007. Prior to that, she was a Vice President of Shenzhen Yashi Clothing and Hats Co., Ltd from March 1996 to August 2000, an Export Manager of Guangzhou Huachuan Silk Co., Ltd from August 1992 to November 1995 and an Engineer at Guangzhou Silk Dyeing Co., Ltd from August 1990 to July 1992. Ms. Hu has a Bachelor in Dyeing from Zhejiang Science-Technology University.

PERCY K. CHIN became our Chief Executive Officer and President on December 28, 2007 and has served as Winalite’s Chief Executive Officer since December 28, 2007. Mr. Chin has been in senior management positions for 25 years in China, Hong Kong and Canada. He has successful track record in assuming overall responsibility and consistently delivering corporate strategic goals and objectives including targeted sales performance in multinational organizations. Recently, he helped turn around the Revlon businesses in mainland China, Taiwan and Hong Kong from losses into profits with sales turnover tripling within 3 years. In addition, he is highly experienced in the direct selling business and well-known in the industry by holding executive positions in Herbalife and Amway. Before joining Winalite, he was the Managing Director of Herbalife China Ltd from November 2004 to August 2007. Prior to that, he was the Managing Director of Warner Bros China Ltd. from April through November 2004, the Group CEO in Tianshi Group from September 2003 to April 2004, the Managing Director of Revlon Ltd. from July 2000 to September 2003, and with Amway China Co., Ltd for 8 years, with the position of Project Development Director and Acting General Manager from October 1992 to March 1995 and the position of the Vice President and General Manager from March 1995 to June 2000. Mr. Chin holds Bachelors degrees in Commerce and Science from the University of Saskatchewan, Canada and is a Certified Management Accountant and Registered Industrial Accountant in British Columbia, Canada.

CHI KEUNG CHENG became our Chief Financial Officer and Treasurer on December 28, 2007 and has served as Winalite’s Chief Financial Officer since December 28, 2007. Mr. Cheng has worked as a chief financial officer or senior financial manager since 1994. Before joining Winalite, he was the Chief Financial Officer of Herbalife China Ltd from June through August, 2007, the Chief Financial Officer of Silicon Plaza Ltd. from June 2004 to June 2007, the Finance Director of Tianshi Group from November 2003 to February 2004, and the Finance Director of Amway China Co., Ltd./Amway Hong Kong from January 1994 to July 1999. Mr. Cheng holds a MBA in Finance from Murdoch University, Australia. He is a Fellow Member of the National Institute of Accountants in Australia and The Associate of International Accountants in the UK. He is a Registered Financial Planner in Hong Kong.

XIJIAN ZHOU became our Chief Marketing Officer and a Director on December 28, 2007 and has served in the same positions at Winalite since December 28, 2007. Mr. Zhou was awarded as "Asia Top 10 Influential People in Direct Selling" by Asia Brand Summit committee in 2007. Before joining Winalite, he worked for Nu Skin Enterprises Inc. (NYSE:NUS) from January 2003 to October 2006 and achieved the "China No.1 Sales Performance" Award. Prior to that, he was the Senior Operating Manager of Amway China Co., Ltd. from May 1996 to January 2003. Mr. Zhou has College Degree in Business Administration from Haining Technology College.

KELVIN G. ZHENG became our Chief Information Officer, Secretary, and a Director on December 28, 2007 and has served as the Chief Information Officer and a Director of Winalite since December 28, 2007. Mr. Zheng has 18 years of experience in manufacturing, logistics planning, system development and software development environments in the U.S. and Asia. Before joining Winalite, he was Chief Operating Officer of Etonenet, Inc, a leading wireless technology service provider in China, from March 2000 to August 2007, and the Senior Director of Manufacturing and Distribution Operation of Amway Corporation from January 1994 to March 2000. Mr. Zheng has a Ph.D. in Mechanical Engineering from University of Illinois at Chicago.

Directors are elected until their successors are duly elected and qualified. Our current directors hold no directorships in any other reporting companies.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws (except where not subsequently dismissed without sanction or settlement), or from engaging in any type of business practice, or a finding of any violation of federal or state securities laws. To the best of our knowledge, no petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our directors or officers, or any partnership in which any of our directors or officers was a general partner at or within two years before the time of such filing, or any corporation or business association of which any of our directors or officers was an executive officer at or within two years before the time of such filing. Except as set forth in our discussion below in "Certain Relationships and Related Transactions, and Director Independence," none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Section 16(A) Beneficial Ownership Reporting Compliance

We are not subject to Section 16(A) of the Exchange Act.

Code of Ethics

On March 12, 2004, our board of directors adopted a code of ethics that applies to members of our board of directors, officers, managers, supervisors, secretaries reporting to officers or mangers, and other employees who may be selected from time to time. The code of ethics addresses, among other things, ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the code of ethics has been filed as Exhibit 14.1 to our Current Report on Form 8-K filed on January 4, 2008. We are in the process of building up the Company website. Once our website is available, we will make the code of ethics available on the website. Thereafter, any amendments or waivers to the code of ethics will be posted on our website within four business days of such amendment or waiver. Until such time, however, any amendments or waivers to our code of ethics will be filed with the SEC in a Current Report on Form 8-K.

Nominating Committee

We do not have a standing nominating committee and our entire board of directors currently is responsible for the functions that would otherwise be handled by a nominating committee. However, we intend to establish a nominating committee of the board of directors as soon as practicable. We envision that the nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures.

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert serving on the audit committee. Our entire board of directors currently is responsible for the functions that would otherwise be handled by an audit committee. However, we intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

ITEM 10.

EXECUTIVE COMPENSATION.

Summary Compensation Table – 2006 and 2007

There has been no compensation awarded to, earned by, or paid to any of our named executive officers or directors during 2006 or 2007 because we were not operating at that time.

Employment Agreements

We have verbal agreements with each of Mr. Percy K. Chin, Mr. Chi Keung Cheng, Mr. Kelvin G. Zheng, and Mr. Xijian Zhou, who, on December 28, 2007, became our Chief Executive Officer and President, Chief Financial Officer and Treasurer, Chief Information Officer and Secretary, and Chief Marketing Officer, respectively. Under these verbal agreements, effective January 1, 2008, we will pay Mr. Chin an annual salary of RMB 3,600,000, or approximately $488,270; Mr. Cheng will be paid an annual salary of RMB 960,000, or approximately $130,355; Mr. Zheng will be paid an annual salary of RMB 804,000, or approximately $109,170; and Mr. Zhou will be paid an annual salary of RMB 960,000, or approximately $130,355. Under our verbal agreements, each of the aforesaid persons will be employed in his position for one year ending December 31, 2008. In addition, each of the aforesaid persons will also be eligible for certain medical, insurance, and pension benefits; certain variable year-end bonuses and other cash compensation; and stock options. Mr. Zheng will also be eligible for a housing allowance.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2007.

Compensation of Directors

There have been no fees earned or paid in cash for services to our directors. No stock or stock options or other equity incentives were awarded to our directors during the fiscal year ended December 31, 2007. We do not have non-equity incentive or deferred compensation plans that our directors may participate in.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of March 26, 2008 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of The Hong Kong Winalite Group Limited, 606, 6/F, Ginza Plaza, 2A Sai Yeung Choi Street South, Mongkok, Kowloon, Hong Kong.

			Amount and
			Nature of	Percent
Name & Address of Beneficial			Beneficial	of
Owner	Office, If Any	Title of Class	Ownership(1)	Class(2)
Officers and Directors
Jingjun Hu	Chairperson	Common stock	43,705,000	87.87%
		$0.001 par value
Percy K. Chin	Chief Executive	Common stock	400,000	*
	Officer and President	$0.001 par value
Chi Keung Cheng	Chief Financial Officer	Common stock	180,000	*
	and Treasurer	$0.001 par value
Xijian Zhou	Chief Marketing	Common stock	400,000	*
	Officer and Director	$0.001 par value
Kelvin G. Zheng	Chief Information	Common stock	0	*
	Officer, Secretary and	$0.001 par value
	Director
All officers and directors as a		Common stock	44,685,000	89.84%
group (5 persons named above)		$0.001 par value
5% Securities Holder
Jingjun Hu	Chairperson	Common stock	43,705,000	87.87%
		$0.001 par value
Total Shares Owned By Persons Named Above
		Common stock	44,685,000	89.84%
		$0.001 par value
* Less than 1%

1Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

2As of March 26, 2008, a total of 49,740,933 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

Changes in Control

There are currently no arrangements which may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The following includes a summary of transactions since the beginning of the 2007 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000 or one percent of the average of the Company's total assets at year end of 2006 and 2007. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

  On December 28, 2007, we consummated the transactions contemplated by a share exchange agreement, or Exchange Agreement, with Winalite and the owners of the issued and outstanding capital stock of Winalite, including Jingjun Hu, our Chairperson and largest stockholder and certain of our other officers and stockholders. Pursuant to the Exchange Agreement, we acquired 100 percent of the outstanding capital stock of Winalite in exchange for 48,000,000 shares of our common stock. As a result of this transaction, Ms. Hu became the beneficial owner of approximately 87.9% of our outstanding capital stock.

  On October 30, 2007, Winalite entered into a financial advisory agreement, or FAA, with HFG International, Limited, a Hong Kong corporation. Under the FAA, HFG International, Limited agreed to provide Winalite with financial advisory and consulting services in implementing a restructuring plan, facilitating Winalite’s going public transaction, and advising Winalite on matters related to Winalite’s post-going-public-transaction period. In consideration for these services, HFG International, Limited was paid a fee of $80,000 after completion of a due diligence investigation of Winalite and a fee of $400,000 upon the closing of the going public transaction. Winalite also granted HFG International, Limited certain registration rights. Timothy P. Halter, who immediately prior to consummation of the transactions contemplated by the Exchange Agreement beneficially owned approximately 87.5% of our issued and outstanding capital stock, is the principal stockholder and Chief Financial Officer of HFG International, Limited.

  We sub-lease our current office space from Yuelang pursuant to a verbal agreement for an indefinite term. We pay Yuelang HK$21,503 (approximately $2,756) per month. Our Chairperson, Ms. Jingjun Hu, was also a director of Yuelang at the time we entered into this verbal agreement. Ms. Hu resigned as a director of Yuelang in December 2007.

  From time to time since Winalite’s inception in September 2007, our Chairperson, Ms. Jingjun Hu, has made loans to Winalite in order to pay Winalite’s general and administrative expenses. As of December 31, 2007, such loans totaled approximately $121,888. The loans are short term and non-interest bearing.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

We currently do not have any independent directors, as the term "independent" is defined by the rules of the Nasdaq Stock Market.

ITEM 13.

EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated December 28, 2007, among the Company, The Hong Kong Winalite Group Limited and its stockholders [incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 4, 2008].
3.1	Amended and Restated Articles of Incorporation of the Company [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 11, 2008].

Exhibit No.	Description
3.2	Amended and Restated Bylaws of the Company adopted on December 28, 2007 [incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 4, 2008].
10.1	Form of Restricted Stock Purchase Agreement [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2008].
10.2	Financial Advisory Agreement, dated October 30, 2007, by and between HFG International, Limited and The Hong Kong Winalite Group Limited [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 4, 2008].
14.1	Business Ethics Policy & Code of Conduct for the Company adopted on March 12, 2004 [incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on January 4, 2008].
21.1	Subsidiaries of the Company [incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed on January 4, 2008].
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Filed herewith.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditor’s Fees

Pritchett, Siler & Hardy, P.C. served as our independent accountants for the fiscal year ended December 31, 2006 and PKF Certified Public Accountants, Hong Kong served as our independent accountants for the fiscal year ended December 31, 2007.

During the fiscal years ended December 31, 2006 and December 31, 2007, fees for services provided by Pritchett, Siler & Hardy, P.C. and PKF Certified Public Accountants, Hong Kong, respectively were as follows:

	Year Ended December 31,
	2006	2007
Audit Fees	$5,620	$20,142
Audit-Related Fees	$0	$0
Tax Fees	$250	$0
All Other Fees	$0	$0
Total	$5,870	$20,142

"Audit Fees" consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

"Audit-Related Fees" consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of the our financial statements and are not reported under the paragraph captioned "Audit Fees" above.

"Tax Fees" consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

"All Other Fees" consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit and non-audit service performed by our auditor for our consolidated financial statements as of and for the year ended December 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HONG KONG WINALITE GROUP, INC.

Dated: March 31, 2008

	By:	/s/ Percy K. Chin
Percy K. Chin
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Percy K. Chin as attorneys-in-fact to sign on his or her behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-KSB.

SIGNATURE	CAPACITY	DATE

/s/Jingjun Hu	Chairperson	March 31, 2008
Jingjun Hu

/s/Percy K. Chin	Chief Executive Officer and President	March 31, 2008
Percy K. Chin

/s/Chi Keung Cheng	Chief Financial Officer and Treasurer	March 31, 2008
Chi Keung Cheng

/s/Xijian Zhou	Chief Marketing Officer and Director	March 31, 2008
Xijian Zhou

/s/Kelvin G. Zheng	Chief Information Officer and Secretary	March 31, 2008
Kelvin G. Zheng

Hong Kong Winalite Group, Inc.

(A development stage company)
Consolidated Financial Statements
For the period from September 10, 2007
(Date of inception) to December 31, 2007
(Stated in US dollars)

Hong Kong Winalite Group, Inc.
(A development stage company)
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
Hong Kong Winalite Group, Inc.
(A development stage company)

We have audited the accompanying consolidated balance sheet of Hong Kong Winalite Group, Inc. (the "Company") as of December 31, 2007, and the related consolidated statements of loss and other comprehensive income, stockholders’ (deficit) and cash flows for the period from September 10, 2007 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2007, and the results of their operations and their consolidated cash flows for the period from September 10, 2007 (date of inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 5 to the financial statements, the Company is a development stage company and has an accumulated (deficit) as of December 31, 2007, these factors raise substantial doubt about its ability to continue as a going concern. Management plans on the continuation of the Company as a going concern include financing the Company’s existing and future operations through additional issuance of common stock and/or advances from the stockholders and seeking for profitable business opportunities. However, the Company has no assurance with respect to these plans. These financial statements do not include any adjustments that might result from the outcome of this uncertainly.

PKF
Certified Public Accountants
Hong Kong, China
March 28, 2008

Hong Kong Winalite Group, Inc.
(A development stage company)
Consolidated Statement of Loss and Other Comprehensive Income
For the period from September 10, 2007 (date of inception) to December 31, 2007
(Stated in US Dollars)

Revenue	$-

Operating expenses
Administrative expenses	644,445

Loss before income taxes	644,445

Income taxes - Note 6	-

Net Loss	$(644,445)

Other comprehensive income
Foreign currency translation adjustments	2,092

Total comprehensive expenses	$(642,353)

Loss per share: basic and diluted - Note 7	$(0.01)

Weighted average number of shares outstanding:
basic and diluted	48,061,626

See accompanying Notes to Consolidated Financial Statements

Hong Kong Winalite Group, Inc.
(A development stage company)
Consolidated Balance Sheet
As of December 31, 2007
(Stated in US Dollars)

ASSETS
Current assets
Other receivables	$7,175
Cash and cash equivalents	61,500

$68,675

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITIES
Current liabilities
Accrued expenses	$520,320
Amount due to a director - Note 8	121,888

TOTAL LIABILITIES	642,208

COMMITMENT AND CONTINGENCIES - Note 9

STOCKHOLDERS’ (DEFICIT)
Preferred stock: par value $0.001 per share;
authorized 1,000,000 shares; none issued and outstanding
Common stock: par value $0.001 per share - Note 10
authorized 500,000,000 shares; issued and
outstanding 49,740,933 shares	49,741
Additional paid in capital	19,079
Accumulated other comprehensive income	2,092
Accumulated (deficit)	(644,445)

TOTAL STOCKHOLDERS’ (DEFICIT)	(573,533)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$68,675

See accompanying Notes to Consolidated Financial Statements

Hong Kong Winalite Group, Inc.
(A development stage company)
Consolidated Statement of Cash Flows
For the period from September 10, 2007 (date of incorporation) to December 31, 2007
(Stated in US Dollars)

Cash flows from operating activities
Net loss	$(644,445)
Changes in operating assets and liabilities:
Accrued expenses	522,133
Amount due to a director	122,312

Net cash flows used in operating activities	-

Cash flows from financing activities
Proceeds from issuance of shares of Winalite	61,714

Net cash flows provided by financing activities	61,714

Effect of exchange rate changes on cash	(214)

Net increase in cash and cash equivalents	61,500

Cash and cash equivalents - beginning of period	-

Cash and cash equivalents - end of period	$61,500

Cash paid for:
Interest	$-
Income taxes	$-

See accompanying Notes to Consolidated Financial Statements

Hong Kong Winalite Group, Inc.
(A development stage company)
Consolidated Statement of Stockholders’ (Deficit)
(Stated in US Dollars)

					Accumulated
	Common stock		Additional		other
	No. of		paid in	Accumulated	comprehensive
	shares	Amount	capital	(deficit)	income	Total

Issuance of shares for RTO	48,000,000	$48,000	$(48,000)	$-	$-	$-

Issuance of shares of Winalite	-	-	61,645	-	-	61,645

Recapitalization	1,740,933	1,741	5,434	-	-	7,175

Net loss	-	-	-	(644,445)	-	(644,445)

Foreign currency translation
adjustments	-	-	-	-	2,092	2,092

Balance, December 31, 2007	49,740,933	$49,741	$19,079	$(644,445)	$2,092	$(573,533)

See accompanying Notes to Consolidated Financial Statements

Hong Kong Winalite Group, Inc.
(A development stage company)
Notes to Consolidated Financial Statements
For the period from September 10, 2007 (date of incorporation) to December 31, 2007
(Stated in US Dollars)

1.

Change of company name

Effect from January 7, 2008, the company changed its name from Gourmet Herb Growers, Inc. to Hong Kong Winalite Group Inc. (the "Company").

2.

Corporate information

Hong Kong Winalite Group, Inc. (the "Company") was incorporated in the State of Nevada on January 22, 1998. The Company’s shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America.

Pursuant to a Share Exchange Agreement dated December 28, 2007, the Company acquired a 100% ownership interest in The Hong Kong Winalite Group Limited ("Winalite"), a limited company incorporated in Hong Kong on September 10, 2007, in consideration for the issuance of the Company’s 48,000,000 common shares (as adjusted for a 7.352380958-for-1 reverse stock split on January 7, 2008 (the "Reverse Stock Split")) to the former stockholders of Winalite ("Winalite Former Shareholders").

The aforesaid transaction was completed on December 28, 2007 and thereafter Winalite became a wholly owned subsidiary of the Company and Winalite Former Stockholders became the majority stockholders of the Company. This transaction constituted a reverse takeover transaction ("RTO").

3.

Description of business

The Company is a development stage company. Following the RTO as detailed in note 2, the Company through its subsidiary plans to market and sell personal health and hygiene products.

4.

Basis of presentation

Pursuant to the Share Exchange Agreement dated on December 28, 2007, the Company issued 48,000,000 shares as adjusted for Reverse Stock Split of common stock, par value $0.001 per share, to the Winalite Former Stockholders, representing 96.5% of the Company post-exchange issued and outstanding common stock, in exchange for 100% of the outstanding capital stock of Winalite.

The RTO has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of Winalite become the historical financial statements of the Company, with no adjustment to the carrying value of the assets and liabilities. The 1,740,933 shares as adjusted of the Company outstanding prior to the RTO are accounted for at $7,175 of net book value at the time of the RTO. The accompanying consolidated financial statements reflect the recapitalization of the stockholders’ (deficit) as if the transaction occurred as of the beginning of the period presented.

Hong Kong Winalite Group, Inc.
(A development stage company)
Notes to Consolidated Financial Statements
For the period from September 10, 2007 (date of incorporation) to December 31, 2007
(Stated in US Dollars)

5.

Summary of significant accounting policies

Continuance of operations

These consolidated financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2007, the Company had working (deficit) of $573,533, stockholders’ (deficit) of $573,533 and accumulated (deficit) of $644,445 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans on the continuation of the Company as a going concern include financing the Company’s existing and future operations through additional issuance of common stock and/or advances from the stockholders and seeking for profitable business opportunities. However, the Company has no assurance with respect to these plans. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with initial maturities of three months or less to be cash equivalents.

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share is computed using the weighted average number of shares outstanding during the period presented. The weighted average number of shares of the Company represents the common stock outstanding during the reporting period.

During the reporting period, the Company had no dilutive instruments. Accordingly, the basic and diluted earnings per share are the same.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes". Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Hong Kong Winalite Group, Inc.
(A development stage company)
Notes to Consolidated Financial Statements
For the period from September 10, 2007 (date of incorporation) to December 31, 2007
(Stated in US Dollars)

5.

Summary of significant accounting policies (Cont’d)

Foreign currency translation

The functional currency of the Company is Hong Kong dollars ("HKD"). The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the period.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars ("US dollars"). Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity. The exchange rate in effect at December 31, 2007 was HKD1.00 for $0.1281. There is no significant fluctuation in exchange rate for the conversion of HKD to US dollars after the balance sheet date.

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including accrued expenses and amount due to a director approximate their fair values due to the short-term maturity of such instruments.

It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

Recently issued accounting pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year. The adoption of FIN 48 has no material effect on our financial statements.

Hong Kong Winalite Group, Inc.
(A development stage company)
Notes to Consolidated Financial Statements
For the period from September 10, 2007 (date of incorporation) to December 31, 2007
(Stated in US Dollars)

5.

Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157 "Fair Value Measurement" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The early adoption of SFAS 157 has no material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008. We are in the process of evaluating this guidance and therefore have not yet determined the impact that SFAS 159 will have on our financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) "Business Combinations". SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

Hong Kong Winalite Group, Inc.
(A development stage company)
Notes to Consolidated Financial Statements
For the period from September 10, 2007 (date of incorporation) to December 31, 2007
(Stated in US Dollars)

6.

Income taxes

Loss before income taxes	$(644,445)

Expected benefit at statutory rate of 17.5%	$(112,778)
Non-deductible expenses	106,865
Valuation allowance	5,913

$-

Recognized deferred income tax asset is as follows :-

Operating losses available for future periods	$5,913
Valuation allowance	(5,913)

-

The Company is subject to the United States of America tax law. No provision for the US federal income tax has been made as the Company had no taxable income for the reporting period. The statutory tax rate is 34%.

The Company’s subsidiary operating in Hong Kong is subject to profits tax rate of 17.5% on the estimated assessable profits during the reporting period.

As of December 31, 2007, Winalite had operating losses carried forward of $33,786 that can be utilized for an unlimited period of time. The management determined that the operating losses did not meet the realization criteria and thereby full valuation allowance was made against the deferred tax asset.

7.

Net loss per share

During the reporting period, the Company did not issue any dilutive instruments. Accordingly, the reported basic and diluted loss per share is the same.

8.

Amount due to a director

The amount is interest-free, unsecured and repayable on demand.

9.

Commitment and contingencies

The Company had no commitments or contingent liabilities as of December 31, 2007.

Hong Kong Winalite Group, Inc.
(A development stage company)
Notes to Consolidated Financial Statements
For the period from September 10, 2007 (date of incorporation) to December 31, 2007
(Stated in US Dollars)

10.

Common stock and additional paid-in capital

	Common stock
	Number of
	shares as
	adjusted for		Additional
	Reverse		paid-in
	Stock Split	Amount	capital

Issuance of shares for RTO	48,000,000	$48,000	$(48,000)
Issuance of shares of Winalite	-	-	61,645
Recapitalization	1,740,933	1,741	5,434

Balance, December 31, 2007	49,740,933	$49,741	$19,079

(a)

On December 28, 2007, the Company issued 48,000,000 shares as adjusted for Reverse Stock Split of common stock, par value $0.001 per share, to Winalite Former Stockholders in exchange for 100% of the outstanding capital stock of Winalite.

(b)

The Company’s issued and outstanding number of common stock immediately prior to the RTO is 1,740,933 shares as adjusted for Reverse Stock Split are accounted for at $7,175 of net book value at the time of the RTO.

(c)

On January 7, 2008, the Company implemented a 7.352380958-for-1 Reverse Stock Split. Immediately following the Reverse Stock Split, the Company has 49,740,933 shares of common stock issued and outstanding. The effect of Reverse Stock Split has been retroactively reflected in these financial statements. All references to weighted average shares outstanding and per share amounts included in the accompanying financial statements and notes reflect the Reverse Stock Split and its retroactive effects.

11.

Stock incentive plan

The Company has not established any stock incentive plan since its incorporation.

12.

Related party transactions

Apart from the transactions as disclosed in note 8 to the financial statements, Winalite sub-lease its office space from Hong Kong Yuelang International Electronic Commerce Co., Limited ("Yuelang") pursuant to a verbal agreement for an indefinite term with monthly rental at approximately $2,756. During the reporting period, Winalite paid approximately $10,137 to Yuelang for above office space. Ms. Jingjun Hu, a director of the Company, was also a director of Yueland at the time Winalite entered into this verbal agreement. Ms. Hu Jingjun resigned as a director of Yuelang in December 2007.

13.

Subsequent events

The directors and stockholders of the Company have approved a 7.352380958-for-1 Reverse Stock Split and to change the Company’s name from Gourmet Herb Growers, Inc. to Hong Kong Winalite Group, Inc., which were effective from January 7, 2008.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Exchange Agreement, dated December 28, 2007, among the Company, The Hong Kong Winalite Group Limited and its stockholders [incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 4, 2008].
3.1	Amended and Restated Articles of Incorporation of the Company [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 11, 2008].
3.2	Amended and Restated Bylaws of the Company adopted on December 28, 2007 [incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 4, 2008].
10.1	Form of Restricted Stock Purchase Agreement [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2008].
10.2	Financial Advisory Agreement, dated October 30, 2007, by and between HFG International, Limited and The Hong Kong Winalite Group Limited [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 4, 2008].
14.1	Business Ethics Policy & Code of Conduct for the Company adopted on March 12, 2004 [incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on January 4, 2008].
21.1	Subsidiaries of the Company [incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed on January 4, 2008].
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Filed herewith.