Form 10-Q
period 2008-03-31
HONG KONG WINALITE GROUP, INC.
filed 2008-05-15
CIK 1059885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-83375

HONG KONG WINALITE GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0575571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

606, 6/F

Ginza Plaza, 2A Sai Yeung Choi Street South

Mongkok, Kowloon, Hong Kong
(Address of principal executive offices, Zip Code)

(852) 2388-3928

(Registrant’s telephone number, including area code)

_____________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐             Accelerated filer ☐             Non-accelerated filer ☐             Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                        No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	49,740,933

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15
ITEM 4.	CONTROLS AND PROCEDURES	15

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	16
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	16
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16
ITEM 5.	OTHER INFORMATION	16
ITEM 6.	EXHIBITS	16

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

Hong Kong Winalite Group, Inc.

(A development stage company)

Condensed Consolidated Financial Statements

For the three months ended March 31, 2008

(Stated in US dollars)

Hong Kong Winalite Group, Inc.

(A development stage company)

Condensed Consolidated Financial Statements

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Operations and Other Comprehensive Income	4

Condensed Consolidated Balance Sheets	5

Condensed Consolidated Statements of Cash Flows	6

Notes to Condensed Consolidated Financial Statements	7 - 9

Hong Kong Winalite Group, Inc.

(A development stage company)

Condensed Consolidated Statements of Operations and Other Comprehensive Income

For the three months ended March 31, 2008 and

from inception on September 10, 2007 through March 31, 2008

(Stated in US Dollars)

	Three months ended March 31, 2008 (Unaudited)	Cumulative total since inception (Unaudited)

Revenue	$-	$-

Operating expenses
Administrative expenses	56,243	700,688

Loss before income taxes	56,243	700,688

Income taxes - Note 5	-	-

Net Loss	$(56,243)	$(700,688)

Other comprehensive income
Foreign currency translation adjustments	(1,790)	302

Total comprehensive expenses	$(58,033)	$(700,386)

Loss per share: basic and diluted - Note 6	$(0.001)	$(0.014)

Weighted average number of shares outstanding:
basic and diluted	49,740,933	48,806,146

See accompanying Notes to Condensed Consolidated Financial Statements

Hong Kong Winalite Group, Inc.

(A development stage company)

Condensed Consolidated Balance Sheets

As of March 31, 2008 and December 31, 2007

(Stated in US Dollars)

	As of March 31, 2008 (Unaudted)	As of December 31, 2007 (Audited)
ASSETS
Current assets
Other receivables	$9,340	$7,175
Cash and cash equivalents	95,899	61,500

	$105,239	$68,675

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITIES
Current liabilities
Accrued expenses	$67,792	$520,320
Amount due to a director - Note 7	669,013	121,888

TOTAL LIABILITIES	736,805	642,208

COMMITMENT AND CONTINGENCIES - Note 8

STOCKHOLDERS’ (DEFICIT)
Preferred stock: par value $0.001 per share;
authorized 1,000,000 shares; none issued and outstanding
Common stock: par value $0.001 per share
authorized 500,000,000 shares; issued and outstanding 49,740,933 shares	49,741	49,741
Additional paid in capital	19,079	19,079
Accumulated other comprehensive income	302	2,092
Accumulated (deficit)	(700,688)	(644,445)

TOTAL STOCKHOLDERS’ (DEFICIT)	(631,566)	(573,533)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$105,239	$68,675

See accompanying Notes to Condensed Consolidated Financial Statements

Hong Kong Winalite Group, Inc.

(A development stage company)

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2008 and

from inception on September 10, 2007 through March 31, 2008

(Stated in US Dollars)

	Three months ended March 31, 2008 (Unaudited)	Cumulative total since inception (Unaudited)
Cash flows from operating activities
Net loss	$(56,243)	$(700,688)
Changes in operating assets and liabilities:
Accrued expenses	(453,346)	68,787
Amount due to a director	545,917	668,229
Other receivables	(2,162)	(2,162)

Net cash flows provided by operating activities	34,166	34,166

Cash flows from financing activities
Proceeds from issuance of shares of Winalite	-	61,714

Net cash flows provided by financing activities	-	61,714

Effect of exchange rate changes on cash	233	19

Net increase in cash and cash equivalents	34,399	95,899

Cash and cash equivalents - beginning of period	61,500	-

Cash and cash equivalents - end of period	$95,899	$95,899

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

Hong Kong Winalite Group, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2008

(Unaudited)

(Stated in US Dollars)

1.

Corporate information

Hong Kong Winalite Group, Inc. (the “Company”) was incorporated in the State of Nevada on January 22, 1998.  The Company’s shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America.

Pursuant to a Share Exchange Agreement dated December 28, 2007, the Company acquired a 100% ownership interest in The Hong Kong Winalite Group Limited (“Winalite”), a limited company incorporated in Hong Kong on September 10, 2007, in consideration for the issuance of the Company’s 48,000,000 common shares (as adjusted for a 7.352380958-for-1 reverse stock split on January 7, 2008 (the “Reverse Stock Split”)) to the former stockholders of Winalite (“Winalite Former Shareholders”).

The aforesaid transaction was completed on December 28, 2007 and thereafter Winalite became a wholly owned subsidiary of the Company and Winalite Former Stockholders became the majority stockholders of the Company.  This transaction constituted a reverse takeover transaction (“RTO”).

2.

Description of business

The Company is a development stage company.  Following the RTO as detailed in note 1, the Company through its subsidiary plans to market and sell personal health and hygiene products.

3.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiary have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the period from September 10, 2007 (Date of inception) to December 31, 2007, included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results of such interim period and the financial position as of the end of said period.  Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Hong Kong Winalite Group, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2008

(Unaudited)

(Stated in US Dollars)

4.

Recently issued accounting pronouncements

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008.  The adoption of this statement has no material effect on the Company's financial statements.

5.

Income taxes

The Company is subject to the United States of America tax law.  No provision for the US federal income tax has been made as the Company had no taxable income for the reporting period.  The statutory tax rate is 34%.

The Company’s subsidiary operating in Hong Kong is subject to profits tax rate of 17.5% on the estimated assessable profits during the reporting period.  No provision for the Hong Kong profits tax has been made as the subsidiary had no taxable income for the reporting period.

6.

Net loss per share

During the reporting period, the Company did not issue any dilutive instruments.  Accordingly, the reported basic and diluted loss per share is the same.

7.

Amount due to a director

The amount is interest-free, unsecured and repayable on demand.

8.

Commitment and contingencies

The Company had no commitments or contingent liabilities as of March 31, 2008.

9.

Stock incentive plan

The Company has not established any stock incentive plan since its incorporation.

10.

Related party transactions

Apart from the transactions as disclosed in note 7 to the financial statements, the Company had no any other material transactions with its related parties during the reporting period.

11.

Subsequent events

On May 1, 2008, the Company entered into a master purchase and supply agreement ("MPSA") with Shenzhen Yuelang Techno Industrial Co., Ltd. ("Yuelang"), an independent third party. Pursuant to the MPSA, the Company will purchase certain products from Yuelang at prices set out in the MPSA. The MPSA has an indefinite term but may be terminated on six months’ notice by either party or upon specified events, such as the insolvency of either party.

On May 1, 2008, the Company entered into the following agreements with eight independent third party distributors ("Distributors"), namely the exclusive international distribution agreements ("Distribution Agreements"), consulting and management services agreements ("Services Agreements") and license agreements ("License Agreements").

Pursuant to the Distribution Agreements, the Distributors will purchase products from the Company and resell those products through direct marketing and/or other channels in their assigned, exclusive territories. The Distribution Agreements have an initial term of five years, which will be automatically renewed for additional one year periods unless the Company indicate in writing its desire to the contrary more than thirty days before the end of the term.

Pursuant to the Services Agreements, the Company agreed to provide certain consulting and management services to the Distributors at a pre-determined hourly rates agreed by both parties. The Services Agreement may be terminated at any time by the Company, and upon sixty days’ advance notice by the Distributors, by written notice delivered to the non-terminating party.

Pursuant to the License Agreements, the Company agreed to license to each Distributor certain intellectual property solely for use in their assigned, exclusive territories in connection with the marketing, sale and distribution of the Company’s products. Each Distributor agreed to pay the Company a license fee in an amount equal to 10% of the monetary amount of Distributor’s orders for the products placed with the Company. The License Agreement will expire when the Distribution Agreement is terminated.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements.  The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” sections of our Annual Report on Form 10-KSB for the year ended December 31, 2007 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this report are based on information available to us on the date of this report.  We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Use of Certain Defined Terms and Treatment of Stock Split

Except as otherwise indicated by the context, references to “we,” “us,” “our,” or “the Company” are references to the combined business of Hong Kong Winalite Group, Inc., a Nevada corporation, and its wholly-owned Hong Kong operating subsidiary, The Hong Kong Winalite Group Limited, or Winalite.  Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iii) “RMB” are to Renminbi, the legal currency of China (iv) “Securities Act” are to the Securities Act of 1933, as amended; and (v) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Effective January 7, 2008, we implemented a 1-for-7.352380958 reverse stock split in issued and outstanding shares of our common stock which reduced the number of our issued and outstanding shares from 365,714,286 to 49,740,933 shares.  Unless otherwise indicated, all share and per share information contained herein has been adjusted to give effect to such reverse stock split.

Overview Our Business

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

Recent Developments

On May 1, 2008, we entered into a master purchase and supply agreement, or MPSA, with an independent third party, Shenzhen Yuelang Techno Industrial Co., Ltd., or the Manufacturer.  Pursuant to the MPSA, we will purchase certain products from the Manufacturer, including sanitary pads and pantiliners, as described in the MPSA, on an open account basis pursuant to separate purchase orders and will resell those products to certain distributors as more particularly described below.  The prices we pay for the products are set by the MPSA and may only be changed by agreement of the parties.  The Manufacturer is responsible for marking and labeling the products and their packaging, and for quality control according to the specifications set forth in the MPSA and subject to our inspection.  With the exception of the PRC market, the Manufacturer is required to supply exclusively to us and is not permitted to manufacture or sell the same or functionally equivalent products to any other party.  The MPSA has an indefinite term but may be terminated on six months’ notice by either party or upon specified events, such as the insolvency of either party.  We expect to begin purchasing products from the Manufacturer in the second quarter of 2008.

On May 1, 2008, we also entered into exclusive international distribution agreements, or Distribution Agreements, with eight independent third party distributors, or the Distributors.  The Distributors will purchase from us the products we buy from the Manufacturer, and resell those products through direct marketing and/or other channels in their assigned, exclusive territories.  The Distribution Agreements we entered into are for the territories of Hong Kong, Malaysia, Taiwan, Indonesia, Singapore, Thailand, Vietnam, and the Philippines.  The Distributors are responsible for promoting sales of our products in their territories, maintaining adequate sales forces, and other customary functions.  The Distributors have the right to appoint sub-distributors and are required to report periodically to us on their activities.  The term of the Distribution Agreements is five years and will be automatically renewed for additional one year periods, unless we indicate in writing our desire to the contrary more than thirty (30) days before the end of the term.

We also entered into separate consulting and management services agreements, or Service Agreements, with the Distributors, pursuant to which we agreed to provide certain consulting, management, technical, marketing, financial and/or other services to the Distributors.  In consideration of these services, the Distributors agreed to pay us $300 per hour for senior management personnel, $150 per hour for middle management personnel and $75 per hour for managerial, technical and other support personnel.  In addition, the Distributors agreed to reimburse us for travel and other out-of-pocket expenses upon presentation of reasonable supporting documentation.  The Service Agreements may be terminated at any time by us, and upon sixty (60) days’ advance notice by the Distributors, by written notice delivered to the non-terminating party.

On May 1, 2008, we also entered into separate license agreements, or License Agreements, with the Distributors, pursuant to which we agreed to license to each Distributor certain intellectual property, or the Intellectual Property, solely for use in their assigned, exclusive territories in connection with the marketing, sale and distribution of the products that we sold to the Distributors.  In consideration of the rights granted to them by us under the License Agreements, each Distributor agreed to pay us a license fee in an amount equal to10% of the monetary amount of Distributor’s orders for the products placed with Winalite.  In addition, each Distributor may sub-license the Intellectual Property only to downline distributors, as defined in the Distribution Agreement, but may not grant to any sub-licensee any more right than are granted to the Distributor under the License Agreement.  The License Agreement will expire when the Distribution Agreement is terminated.  Once the License Agreement expires, the Distributors will immediately cease using all Intellectual Property and, at our option, return or destroy all Intellectual Property having tangible form in its possession, custody, or control.

The Manufacturer and some or all of the Distributors have up to now been using the name “Winalite” and one or more marks incorporating that name.  The MPSA and the Distribution Agreements include the transfer to us of all rights to the word, “Winalite,” as well as any trademark, trade name, or copyright to that word and any representation or design incorporating that word.  Pursuant to the MPSA and License Agreements, we then licensed that word, mark and brand back to the Manufacturer and Distributors solely for use in carrying out their obligations under our agreements with them.  Please see our current report on Form 8-K filed on May 7, 2008 for more details.

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

We expect to generate revenues from the sale of personal hygiene products, including the initial products that we plan to sell which are sanitary napkins and pantiliners.  We plan to acquire these products from the Manufacturer under the MPSA and we will re-sell these products to distributors with whom we have contractual relationships. We expect to eventually generate revenues in three principal ways: from the resale at a profit of products manufactured to our specifications, from the delivery of consulting, management, technical, marketing, financial and/or other services to our distributors, and from the license of the Winalite mark and brand to the distributors of our products.

Eventually, we hope to develop relationships with other manufacturers and other distributors for the sale of other personal hygiene products.

We believe that our business has opportunities for growth through the following growth strategies:

•

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

•

Market Expansion.  We are committed to marketing and selling the products that we acquire from the Manufacturer by growing our sales network.  We plan to sell some of these products through a combination of direct selling and distributorship stores.  We expect that our future distributors’ sales in China will be made through approximately 100 wholesale and retail stores throughout China in our first year of operation.  We intend to add 800 more such distributorship store in China over the next five years.  At the same time, we expect to expand our employee numbers to approximately 50 people over the next five years.  In addition, we seek to motivate our direct-selling and other distributor representatives through the adoption of special incentive programs that reward superior sales performance.  Periodical sales meetings with sales representatives are expected to be conducted at our headquarters in order to keep sales representatives updated on product line changes, explain sales techniques and provide recognition for sales performance.

•

Sales in China.  We plan to conduct our business in China through a network of wholesale and retail stores.  We are committed to developing a domestic store network in China by creating a distributorship presence.  We intend to sell to and service more than 900 network stores in China over the next five years.  We expect that our sales in China will generate a significant part of annual revenues of the Company by the end of 2009.

•

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

•

Technology Innovation.  We believe that the development of new technology is critical to our success.  We will continuously work to improve the quality of our existing and future products through introducing new technology.  We expect to establish joint-development programs with Chinese universities and research institutes.

•

Introducing New Products.  We will endeavor to expand our market presence by introducing additional competitive personal health and hygiene products to our product offerings, including personal care products, cosmetics, skin care products, and nutritional supplements.  Our new product development starts with the identification of potential market opportunities by our distributors and internal marketing forces, as well as from our assessment of our competitors.  We plan for this information to be analyzed by experts at outside institutions and research centers to help us determine which new products to sell.

•

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

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents (including restricted cash) of approximately $90,000.  In addition, in January 2008 our Chairperson, Chief Executive Officer and President Ms. Hu, provided approximately 4.3 million HK Dollars as working capital to the Company.  We believe that our current cash on hand and expected revenue from operations will be sufficient to implement our plan of operations.  In addition, Ms. Hu is expected to provide working capital as needed for the second quarter of 2008.

However, the Company has incurred losses since its inception and has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Obligations Under Material Contracts

On May 1, 2008, we entered into the MPSA with the Manufacturer under which we will purchase the products we sell to our Distributors from the Manufacturer.  The MPSA does not commit us to any specific volume of purchases, and all our purchases are on the terms and conditions contained in our standard purchase order form.  We purchase products from the Manufacturer on open account, and have the right to return any non-conforming goods for replacement at the Manufacturer’s cost.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any.  We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•

Cash and cash equivalents.  Cash equivalents comprise highly liquid investments with initial maturities of three months or less to be cash equivalents.

•

Basic and diluted earnings per share.  We  report basic earnings per share in accordance with Statement of Financial Accounting Standards, or SFAS, No. 128, “Earnings Per Share”.  Basic earnings per share is computed using the weighted average number of shares outstanding during the period presented.  The weighted average number of shares of our Company represents the common stock outstanding during the reporting period.  During the reporting period, we had no dilutive instruments.  Accordingly, the basic and diluted earnings per share are the same.

•

Income taxes.  We use the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes,” or SFAS 109.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

•

Foreign currency translation.  The functional currency of our Company is Hong Kong dollars, or HKD.  We maintain our financial statements in the functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the period.  For financial reporting purposes, our financial statements which are prepared using the functional currency have been translated into U.S. dollars.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.  The exchange rate in effect at March 31, 2008 was HKD1.00 for $0.1285.  There is no significant fluctuation in exchange rate for the conversion of HKD to U.S. dollars after the balance sheet date.

•

Fair value of financial instruments.  The carrying values of our financial instruments, including accrued expenses and amount due to a director approximate their fair values due to the short-term maturity of such instruments.  It is management’s opinion that we are not exposed to significant interest, price or credit risks arising from these financial instruments.

Recently issued accounting pronouncements

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008.  The adoption of this statement has no material effect on the Company's financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Ms. Jingjun Hu, our Chief Executive Officer and Mr. Jianquan Li, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008.  Based on that evaluation, Ms. Hu and Mr. Li concluded that as of March 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  We are currently not aware of any such legal proceedings or claims that we expect will have a material adverse affect on our business, financial condition or operating results.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2008

HONG KONG WINALITE GROUP, INC.

By: /s/ Jingjun Hu
Jingjun Hu
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Jianquan Li
Jianquan Li
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.