Form 10-Q
period 2008-06-30
HONG KONG WINALITE GROUP, INC.
filed 2008-08-19
CIK 1059885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 19, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	49,740,933

TABLE OF CONTENTS

PART I1
FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

Hong Kong Winalite Group, Inc.

Condensed Consolidated Financial Statements

For the three and six months ended

June 30, 2008

(Stated in US dollars)

Hong Kong Winalite Group, Inc.

Condensed Consolidated Financial Statements

Three and six months ended June 30, 2008

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Operation and Other Comprehensive Income	3

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6-13

Hong Kong Winalite Group, Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Income

For the three and six months ended June 30, 2008

(Unaudited)

(Stated in US Dollars)

	Three months ended June 30, 2008 (Unaudited)	Six months ended June 30, 2008 (Unaudited)

Total sales	$955,327	$955,327

Cost of sales	(573,925)	(573,925)

Gross profit	381,402	381,402

Administrative expenses	(103,487)	(163,733)

Income from operations	277,915	217,669

Other income	95,532	95,532

Income before income taxes	373,447	313,201

Income taxes - Note 5	-	-

Net Income	373,447	313,201

Other comprehensive income/(expense)
Foreign currency translation adjustments	1,783	(13)

Total comprehensive income	$375,230	$313,188

Earning per share - basic and diluted	$0.008	$0.006

Weighted average shares outstanding
- basic and diluted	49,740,933	49,740,933

See accompanying Notes to Condensed Consolidated Financial Statements

Hong Kong Winalite Group, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2008

(Stated in US Dollars)

	As of June 30, 2008 (Unaudited)	As of December 31, 2007 (Audited)
ASSETS
Current assets
Trade receivables(net of allowance of doubtful account of $0 in 2008 and $0 in 2007)	$842,091	$-
Other receivables	104,867	7,175
Cash and cash equivalents	229,784	61,500

TOTAL ASSETS	$1,176,742	$68,675

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITIES
Current liabilities
Trade payables	$573,925	$-
Accrued expenses	112,712	520,320
Amount due to a director - Note 7	750,450	121,888

TOTAL LIABILITIES	1,437,087	642,208

COMMITMENT AND CONTINGENCIES - Note 8

STOCKHOLDERS’ (DEFICIT)
Preferred stock: par value $0.001 per share;
authorized 1,000,000 shares; none issued and outstanding
Common stock: par value $0.001 per share - Note 9
authorized 500,000,000 shares; issued and outstanding 49,740,933 shares	49,741	49,741
Additional paid in capital	19,079	19,079
Accumulated other comprehensive income	2,079	2,092
Accumulated (deficit)	(331,244)	(644,445)

TOTAL STOCKHOLDERS’ (DEFICIT)	(260,345)	(573,533)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$1,176,742	$68,675

See accompanying Notes to Condensed Consolidated Financial Statements

Hong Kong Winalite Group, Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2008

(Unaudited)

(Stated in US Dollars)

Six months ended June 30, 2008 (Unaudited)
Cash flows from operating activities
Net income	$313,201
Changes in operating assets and liabilities :
Trade receivables	(842,091)
Other receivables	(97,695)
Trade payables	573,925
Accrued expenses	(408,234)
Amount due to a director	629,312

Net cash flows provided by operating activities	168,418

Effect of exchange rate changes on cash	(134)

Net increase in cash and cash equivalents	168,284

Cash and cash equivalents - beginning of period	61,500

Cash and cash equivalents - end of period	$229,784

Cash paid for :
Interest	$-
Income taxes	$-

See accompanying Notes to Condensed Consolidated Financial Statements

Hong Kong Winalite Group, Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2008

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

The aforesaid transaction was completed on December 28, 2007 and thereafter Winalite became a wholly owned subsidiary of the Company (collectively the “Group”) and Winalite Former Stockholders became the majority stockholders of the Company.  This transaction constituted a reverse takeover transaction (“RTO”).

On May 1, 2008, the Company entered into a master purchase and supply agreement ("MPSA") with Shenzhen Yuelang Techno Industrial Company Limited ("Yuelang"), an independent third party. Pursuant to the MPSA, the Company will purchase certain products from Yuelang at prices set out in the MPSA. The MPSA has an indefinite term but may be terminated on six months’ notice by either party or upon specified events, such as the insolvency of either party.

On May 1, 2008, the Company entered into the following agreements with eight independent third party distributors ("Distributors"), namely the exclusive international distribution agreements ("Distribution Agreements"), consulting and management services agreements ("Services Agreements") and license agreements ("License Agreements").  Pursuant to the Distribution Agreements, the Distributors will purchase products from the Company and resell those products through direct marketing and/or other channels in their assigned and exclusive territories. The Distribution Agreements have an initial term of five years, which will be automatically renewed for additional one year period unless the Company indicates in writing its desire to the contrary more than thirty days before the end of the term. Pursuant to the Services Agreements, the Company agreed to provide certain consulting and management services to the Distributors at a pre-determined hourly rate agreed by both parties.  The Services Agreements may be terminated at any time by the Company, and upon sixty days’ advance notice by the Distributors, by written notice delivered to the non-terminating party.  Pursuant to the License Agreements, the Company agreed to license to each Distributor certain intellectual property solely for use in their assigned and exclusive territories in connection with the marketing, sale and distribution of the Company’s products. Each Distributor agreed to pay the Company a license fee in an amount equal to 10% of the monetary amount of Distributor’s orders for the products placed with the Company. The License Agreements will expire when the Distribution Agreements are terminated.

Hong Kong Winalite Group, Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2008

(Unaudited)

(Stated in US Dollars)

2.

Description of business

The Company is a holding company that operates through its direct, wholly-owned Hong Kong subsidiary, Winalite. The Company had been in development stage until May 2008. Following the RTO as detailed in Note 1, the Company through its subsidiary commenced its business in marketing and selling personal health and hygiene products in May 2008.

3.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiary have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statement and should be read in conjunction with our audited consolidated financial statements for the period from September 10, 2007 to December 31, 2007, included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month and six-months periods have been made.  Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

4.

Summary of significant accounting policies

Revenue recognition

Revenue from sales of the products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to its customers, the sales price is fixed or determinable and collection is reasonably assured.

Allowance of doubtful accounts

The Group establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of trade receivables.  A considerable amount of judgment is required in assessing the amount of the allowance.

Hong Kong Winalite Group, Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2008

(Unaudited)

(Stated in US Dollars)

4.

Summary of significant accounting policies (Cont’d)

Allowance of doubtful accounts (cont’d)

During the reporting period, the management establishes the general provisioning policy to make allowance equivalent to 100% of gross amount of trade receivables due over 1 year.  Additional specific provision is made against trade receivables aged less than 1 year to the extent which they are considered to be doubtful. Bad debts are written off when identified.

Concentrations on credit risk

Financial instruments that potentially subject the Group to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivables.  As of June 30, 2008, substantially all of the Group’s cash and cash equivalents were held by major financial institutions in Hong Kong, which management believes are of high credit quality.  With respect to trade receivables, the Group does not require collateral for trade receivables.

During the reporting periods, customers represented 10% or more of the Company’s consolidated sales are:

	Three months ended	Six months ended
	June 30, 2008	June 30, 2008
	(Unaudited)	(Unaudited)

Pt. Winalite Indonesia*	$398,474	$398,474
Winalite International Inc.*	122,485	122,485
Winalite International E-commerce Co. Ltd.*	223,734	223,734
Winalite International Co. Ltd.*	141,757	141,757

Total	$886,450	$886,450

* All these customers are independent third party distributors as represented by management of the company.

Recently issued accounting pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No.162, “The Hierarchy of Generally Accepted Accounting Principles”.  Effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to U.S Auditing (“AU”), Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The FASB does not expect that this Statement will result in a change in current practice.  However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in change in practice.  The management is in the process of evaluating the impact that SFAS No.162 will have on the Company’s financial statements upon adoption.

Hong Kong Winalite Group, Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2008

(Unaudited)

(Stated in US Dollars)

4.

Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The management is in the process of evaluating the impact that SFAS No.161 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”.  SFAS No.160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The guidance will become effective for the fiscal year beginning after December 15, 2008.  The management is in the process of evaluating the impact that SFAS No.160 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS No.141 (Revised) will have on the Company’s financial statements upon adoption.

Hong Kong Winalite Group, Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2008

(Unaudited)

(Stated in US Dollars)

4.

Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS No.159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  The requirements of SFAS No.159 are effective for our fiscal year beginning January 1, 2008.  The adoption of this statement has no material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement”.  SFAS No.157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.  The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively.  The adoption of this Statement has no material impact on the Company’s financial statements.

5.

Income taxes

United States

The Company is subject to the United States of America tax law.  No provision for the US federal income tax has been made as the Company had no taxable income for the reporting period.  The statutory tax rate is 34%.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to profits tax rate of 16.5% on the estimated assessable profits.  No provision for Hong Kong profits tax has been made in these financial statements as the subsidiary’s net income is not derived in Hong Kong during the reporting period.  The company has not provided any current and deferred taxes.

Hong Kong Winalite Group, Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2008

(Unaudited)

(Stated in US Dollars)

5.

Income taxes (Cont’d)

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  This Interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  The Company adopted FIN 48 on January 1, 2007.  The management evaluated the Company’s tax position and considered that additional provision for uncertainty in income taxes is not necessary as of June 30, 2008.

6.

Net income per share

During the reporting period, the Company did not issue any dilutive instruments.  Accordingly, the reported basic and diluted income per share is the same.

7.

Amount due to a director

The amount is interest-free, unsecured and repayable on demand.

8.

Commitment and contingencies

The Company had no commitments or contingent liabilities as of June 30, 2008.

Hong Kong Winalite Group, Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2008

(Unaudited)

(Stated in US Dollars)

9.

Common stock and additional paid-in capital

	Common stock
	Number of
	shares as
	adjusted for		Additional
	Reverse		paid-in
	Stock Split	Amount	capital

Issuance of shares for RTO	48,000,000	$48,000	$(48,000)
Issuance of shares of Winalite	-	-	61,645
Recapitalization	1,740,933	1,741	5,434

Balance, December 31, 2007 and June 30, 2008	49,740,933	$49,741	$19,079

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

10.

Stock incentive plan

The Company had entered into restricted stock purchase agreements with certain employees, officers, directors and distributors (collectively, the “Purchasers”) pursuant to which the Company issued 4,295,000 shares of common stock (“Restricted Shares”) to the Purchasers at par value on December 10, 2007.  The Restricted Shares are subject to a vesting schedule over 5 years and become evenly vested for every six months.  Since the vesting schedule is starting on July 2, 2008 with first vesting date of January 2, 2009, no compensation charge is recognized in these condensed consolidated financial statements.

Hong Kong Winalite Group, Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2008

(Unaudited)

(Stated in US Dollars)

11.

Segment information

The Group operates in a single segment, being marketing and selling personal health and hygiene products.

All of the Group’s long-lived assets are located in Hong Kong.  Geographic information about the revenue classified based on location of the customers, is set out as follows:

	Three months ended	Six months ended
	June 30, 2008	June 30, 2008
	(Unaudited)	(Unaudited)

Indonesia	$398,474	$398,474
Philippines	122,485	122,485
Taiwan	223,734	223,734
Thailand	141,757	141,757
Others	68,877	68,877

Total	$955,327	$955,327

12.

Subsequent event

On August 1, 2008, the Company filed a registration statement registering 1,659,326 shares of common stock of the Company, which include 1,523,316 shares of common stock sold in connection with a securities purchase transaction on October 11, 2007 and 136,010 shares purchased by a former officer of the Company.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements.  The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” sections of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this report are based on information available to us on the date of this report.  We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

Overview Our Business

We started our business in marketing and selling personal health and hygiene products in early May 2008.  These products currently consist of sanitary pads and pantiliners.  However, we plan to add other health and hygiene products to our product offerings in the coming months and years.  We procure all of the goods that we sell from an independent manufacturer in mainland China and sell them to consumers internationally through our contracted direct-selling distributors and wholesale and retail establishments.  We generate our revenues in three principal ways: from the resale at a profit of products manufactured to our specifications, from the delivery of consulting, management, technical, marketing, financial and/or other services to our distributors, and from the license of the Winalite mark and brand to the distributors of our products.

Our products are manufactured for us by an independent third party, Shenzhen Yuelang Techno Industrial Co., Ltd., or the Manufacturer, under a master purchase and supply agreement, or MPSA, entered into on May 1, 2008.  Pursuant to the MPSA, we purchase our products from the Manufacturer on an open account basis pursuant to separate purchase orders and resell those products to certain distributors as more particularly described below.  The prices we pay for the products are set by the MPSA and may only be changed by agreement of both parties.  The Manufacturer is responsible for marking and labeling the products and their packaging, and for quality control according to the specifications set forth in the MPSA and subject to our inspection.  With the exception of the PRC market, the Manufacturer is required to supply exclusively to us and is not permitted to manufacture or sell the same or functionally equivalent products to any other party.

We currently sell the products manufactured for us by the Manufacturer in Hong Kong, Malaysia, Taiwan, Indonesia, Singapore, Thailand, Vietnam, and the Philippines pursuant to exclusive international distribution agreements, or Distribution Agreements, that we entered into on May 1, 2008 with eight independent third party distributors, or the Distributors.  The Distributors purchase from us the products we buy from the Manufacturer, and resell those products through direct marketing and/or other channels in their assigned, exclusive territories.  The Distributors are responsible for promoting sales of our products in their territories, maintaining adequate sales forces, and other customary functions.  As we expand, we anticipate appointing additional distributors for new territories.

In addition to selling our products to our Distributors, we provide certain consulting, management, technical, marketing, financial and/or other services to our Distributors in exchange for certain fees pursuant to separate consulting and management services agreements that we entered into with our Distributors.  Pursuant to separate license agreements entered into with our Distributors, we also license the Winalite mark and brand and certain other intellectual property to our Distributors, solely for use in their assigned, exclusive territories, and solely for the purpose of carrying out their activities under the Distribution Agreements, for a license fee in an amount equal to 10% of the monetary amount of the Distributor’s orders for products placed with us.

We classify the products that we sell into three categories: (1) ultra-thin regular anionic sanitary pads; (2) ultra-thin long anionic sanitary pads; and (3) anionic pantiliners.  The sanitary pads and pantiliners that we sell are patented in the PRC and such patent is owned by the Manufacturer.  These products have been tested by various independent Chinese agencies, including SGS-CSTC Standards Technical Services Co., Ltd., Shanghai Textile Industry Technology Intendance, National Paper Product Quality Control Institution Shanghai Office, and East China Normal University.

Second Quarter Financial Performance Highlights

We experienced strong demand for our products and services during the second fiscal quarter of 2008, which resulted in growth in our revenues and net income.

The following are some financial highlights for the second quarter of 2008:

•

Revenues: Our revenues were $955,327 for the second fiscal quarter of 2008.

•

Gross Margin: Gross margin was 39.92% for the second fiscal quarter of 2008.

•

Operating Profit: Operating profit was $381,402 for the second fiscal quarter of 2008.

•

Net Income: Net income was $373,447 for the second fiscal quarter of 2008.

•

Fully diluted earnings per share was $0.008 for the second fiscal quarter of 2008.

Results of Operations

From December 31, 2002 until December 28, 2007, when we completed a reverse acquisition transaction with Winalite, we were a blank check company and did not engage in any active business operations other than our search for, and evaluation of, potential business opportunities for acquisition or participation.

As a result of the acquisition of Winalite, we changed our business plan to market and sell personal health and hygiene products.  We started our business operations in early May 2008.

Three-Month Period Ended June 30, 2008

The following table summarizes the results of our operations during the three-month period ended June 30, 2008.  We were not operating during the three-month period ended June 30, 2007  and have therefore provided no data for such period.  All amounts, other than percentages, are in thousands of U.S. dollars.

Item	Three-Month Ended June 30, 2008
	In Thousands	As a percentage of net revenues
Sales revenue	955	100%
Cost of sales	574	60.08%

Gross profit	381	39.92%

Operating expenses
Administrative expenses	103	10.83%
Selling expenses	-	-
Total operating expenses	103	10.83%

Other income	96	10.00%

Income before income taxes	373	39.09%
Income taxes	-	-

Net income	373	39.09%

Sales Revenue.  Our sales revenue is generated from sales of our personal health and hygiene products.  Sales revenue was $955,327 for the three-month period ended June 30, 2008.

Cost of Sales.  Our cost of sales is primarily comprised of the purchase cost.  Our cost of sales was $573,925 for the three-month period ended June 30, 2008.  As a percentage of sales revenue, the cost of goods sales during such period was 60.08%.

Gross Profit.  Our gross profit is equal to the difference between our sales revenue and our cost of sales.  Our gross profit was $381,402 for the three-month period ended June 30, 2008.  Gross profit as a percentage of sales revenue during such period was 39.92%.

Administrative Expenses.  Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties.  Our administrative expenses were $103,487 for the three-month period ended June 30, 2008.  As a percentage of sales revenue, administrative expenses during such period was 10.83%.

Selling Expenses.  Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs.  For the three-month period ended June 30, 2008, there were no selling expenses recorded because we commenced our operation in May 2008 and our selling expenses were immaterial during this period.  We expect to incur selling expenses in the coming quarters.

Total Expenses.  Our total expenses were $103,487 for the three-month period ended June 30, 2008.  As a percentage of sales revenue, total expenses during such period was approximately 10.83%.

Other Income.  Our other income is generated from our license fee receivable, which equals to 10% of the dollar amount of distributor’s orders for products placed with us.  Other income was $95,532 for the three-month period ended June 30, 2008.  As a percentage of sales revenue, the other income during such period was 10.00%.

Income before Income Taxes.  Income before income taxes was $373,447 for the three-month period ended June 30, 2008.  Income before income taxes as a percentage of sales revenue during such period was 39.09%.

Income Taxes.

United States

The Company is subject to the United States of America tax law.  No provision for the US federal income tax has been made as the Company had no taxable income for the reporting period.  The statutory tax rate is 34%.

Hong Kong

Winalite is subject to profits tax rate of 16.5% on the estimated assessable profits during the reporting period.

No provision for income tax has been made as the net income of Winalite was not derived in Hong Kong during the reporting period.  Accordingly, the subsidiary has not provided any current and deferred taxes

Net Income.  Our net income was $373,447 for the three-month period ended June 30, 2008.

Six-Month Period Ended June 30, 2008

The following table summarizes the results of our operations during the six-month period ended June 30, 2008.  We were not operating during the six-month period ended June 30, 2007 and have therefore provided no data for such period.  All amounts, other than percentages, are in thousands of U.S. dollars.

Item	Six-Month Ended June 30, 2008
	In Thousands	As a percentage of net revenues
Sales revenue	955	100%
Cost of sales	574	60.08%

Gross profit	381	39.92%

Operating expenses
Administrative expenses	164	17.14%
Selling expenses	-	-
Total operating expenses	164	17.14%

Other income	96	10.00%

Income before income taxes	313	32.78%
Income taxes	-	-

Net income	313	32.78%

Sales Revenue.  Our sales revenue is generated from sales of our personal health and hygiene products.  Sales revenue was $955,327 for the six-month period ended June 30, 2008.

Cost of Sales.   Our cost of sales was $573,925 for the six-month period ended June 30, 2008.  As a percentage of sales revenue, the cost of goods sales during such period was 60.08%.

Gross Profit.    Our gross profit was $381,402 for the six-month period ended June 30, 2008.  Gross profit as a percentage of sales revenue during such period was 39.92%.

Administrative Expenses.   Our administrative expenses was $163,733 for the six-month period ended June 30, 2008.  As a percentage of sales revenue, administrative expenses during such period was 17.14%.

Selling Expenses.    For the six-month period ended June 30, 2008, there were no selling expenses recorded because we commenced our operation in May 2008 and our selling expenses were immaterial during this period.  We expect to incur selling expenses in the coming quarters.

Total Expenses.  Our total expenses were $163,733 for the six-month period ended June 30, 2008.  As a percentage of sales revenue, total expenses during such period were 17.14%.

Other Income.  Our other income is generated from our license fee receivable, which equals to 10% of the dollar amount of distributor’s orders for products placed with us.  Other income was $95,532 for the six-month period ended June 30, 2008.  As a percentage of sales revenue, the other income during such period was 10.00%.

Income before Income Taxes.  Income before income taxes was $313,201for the six-month period ended June 30, 2008.  Income before income taxes as a percentage of sales revenue during such period was 32.78%.

Income Taxes.

United States

The Company is subject to the United States of America tax law.  No provision for the US federal income tax has been made as the Company had no taxable income for the reporting period.  The statutory tax rate is 34%.

Hong Kong

Winalite is subject to profits tax rate of 16.5% on the estimated assessable profits during the reporting period.

No provision for income tax has been made as the net income of Winalite was not derived in Hong Kong during the reporting period.  Accordingly, the subsidiary has not provided any current and deferred taxes.

Net Income.  Our net income was $313,201 for the six-month period ended June 30, 2008.

Segment Information

The Company operates in a single segment, being marketing and selling personal health and hygiene products.  Additional information can be found at Notes 11 of our unaudited condensed consolidated financial statements contained under Part I, Item I “FINANCIAL STATEMENTS’ above.

Liquidity and Capital Resources

General

As of June 30, 2008, we had cash and cash equivalents of $229,784.  The following table provides detailed information about our net cash flow for the six-month period ended June 30, 2008.

Item	Cash Flow Six-Month Ended June 30, 2008
Net cash provided by operating activities	$168,418
Net cash provided by investing activities	$0
Net cash provided by financing activities	$0
Effect of exchange rate changes on cash	$(134)
Cash and cash equivalents, beginning of period	$61,500
Net cash flow	$229,784

Operating Activities

Net cash provided by operating activities was $168,418 for the six-month period ended June 30, 2008.  Such amount of cash provided by operating activities was mainly attributable to sales of our products during the six-month ended June 30, 2008.

Investing Activities

During the six-month period ended June 30, 2008, there was no net cash used in or provided by our investing activities.

Financing Activities

During the six-month period ended June 30, 2008, there was no net cash provided by or used in our financing activities.

Effect of Exchange Rate

Effect of exchange rate changes on cash was $(134) for the six-month period ended June 30, 2008.

Cash and cash equivalents, beginning of period

Cash and cash equivalents, beginning of period was $61,500 for the six-month period ended June 30, 2008.

During the six-month period ended June 30, 2008, our Chairperson, Chief Executive Officer and President Ms. Hu, provided approximately 5.9 million HK Dollars as working capital to the Company.  Although we believe that our currently available working capital will be sufficient to sustain our operations at our current levels through at least the next twelve months, Ms. Hu is expected to provide working capital for the third quarter of 2008, if necessary.

Obligations Under Material Contracts

On May 1, 2008, we entered into the MPSA with the Manufacturer under which we purchase the products we sell to our Distributors from the Manufacturer.  The MPSA does not commit us to any specific volume of purchases, and all our purchases are on the terms and conditions contained in our standard purchase order form.  We purchase products from the Manufacturer on open account, and have the right to return any non-conforming goods for replacement at the Manufacturer’s cost.

Seasonality of our Sales

Our results of operations are not materially affected by seasonality and we do not expect seasonality to cause any material impact on our operations in the future.

Inflation

Inflation does not materially affect our business or the results of our operations.

Critical Accounting Policies

Revenue recognition

Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to its customers, the sales price is fixed or determinable and collection is reasonably assured.

Allowance of doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of trade receivables.  A considerable amount of judgment is required in assessing the amount of the allowance.

During the reporting period, the management establishes the general provisioning policy to make allowance equivalent to 100% of gross amount of trade receivables due over 1 year.  Additional specific provision is made against trade receivables aged less than 1 year to the extent which they are considered to be doubtful. Bad debts are written off when identified.

Recently issued accounting pronouncement

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No.162, “The Hierarchy of Generally Accepted Accounting Principles”.  Effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to U.S Auditing (“AU”), Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The FASB does not expect that this Statement will result in a change in current practice.  However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in change in practice.  The management is in the process of evaluating the impact that SFAS No.162 will have on the Company’s financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The management is in the process of evaluating the impact that SFAS No.161 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS No.160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS No.160 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS No.141 (Revised) will have on the Company’s financial statements upon adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS No.159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  The requirements of SFAS No.159 are effective for our fiscal year beginning January 1, 2008.  The adoption of this statement has no material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement”.  SFAS No.157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.  The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively.  The adoption of this Statement has no material impact on the Company’s financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Ms. Jingjun Hu, our Chief Executive Officer and Mr. Jianquan Li, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008.  Based on that evaluation, Ms. Hu and Mr. Li concluded that as of June 30, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended June 30, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 19, 2008

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