Form 10-Q
period 2008-09-30
HONG KONG WINALITE GROUP, INC.
filed 2008-11-14
CIK 1059885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Large accelerated filer ☐               Accelerated filer ☐               Non-accelerated filer ☐           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	49,740,933

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21
ITEM 4.	CONTROLS AND PROCEDURES	21

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	22
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	22
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22
ITEM 5.	OTHER INFORMATION	22
ITEM 6.	EXHIBITS	22

i

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Hong Kong Winalite Group, Inc.

Condensed Consolidated Financial Statements

For the three and nine months ended

September 30, 2008 (Stated in US dollars)

Hong Kong Winalite Group, Inc.
Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2008

Index to Condensed Consolidated Financial Statements

Pages
Condensed Consolidated Statements of Income and Other Comprehensive Income	3
Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statement of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	12

Hong Kong Winalite Group, Inc.
Condensed Consolidated Statements of Income and Other Comprehensive Income
For the three and nine months ended September 30, 2008
(Unaudited)
(Stated in US Dollars)

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2008
	(Unaudited)	(Unaudited)
Sales	$1,500,054	$2,455,381
Cost of sales	(901,959)	(1,475,884)
Gross profit	598,095	979,497
Administrative expenses	(114,719)	(278,452)
Income from operations	483,376	701,045
Other income	151,629	247,161
Income before income taxes	635,005	948,206
Income taxes - Note 5	-	-
Net income	635,005	948,206
Other comprehensive expense
Foreign currency translation adjustments	(2,828)	(2,841)
Total comprehensive income	$632,177	$945,365
Earning per share - basic and diluted	$0.013	$0.019
Weighted average shares outstanding
- basic and diluted	49,740,933	49,740,933

See accompanying Notes to Condensed Consolidated Financial Statements

Hong Kong Winalite Group, Inc. Condensed Consolidated Balance Sheets As of September 30, 2008 (Stated in US Dollars)

	As of	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets
Trade receivables (net of allowance of doubtful account of
$0 in 2008 and $0 in 2007)	$1,523,777	$-
Other receivables	254,531	7,175
Prepayments	68,250	-
Cash and cash equivalents	203,642	61,500

TOTAL ASSETS	$2,050,200	$68,675

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

LIABILITIES
Current liabilities
Trade payables	705,770	-
Accrued expenses	221,060	520,320
Amount due to a director - Note 7	751,538	121,888

TOTAL LIABILITIES	1,678,368	642,208

COMMITMENT AND CONTINGENCIES - Note 8

STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock: par value $0.001 per share;
authorized 1,000,000 shares; none issued and outstanding
Common stock: par value $0.001 per share - Note 9
authorized 500,000,000 shares; issued and
outstanding 49,740,933 shares	49,741	49,741
Additional paid in capital	19,079	19,079
Accumulated other comprehensive (expense)/income	(749)	2,092
Retained earnings/(accumulated deficit)	303,761	(644,445)

TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	371,832	(573,533)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$2,050,200	$68,675

See accompanying Notes to Condensed Consolidated Financial Statements

Hong Kong Winalite Group, Inc.
Condensed Consolidated Statement of Cash Flows
For the nine months ended September 30, 2008
(Unaudited)
(Stated in US Dollars)

Nine months
ended
September 30,
2008
(Unaudited)
Cash flows from operating activities
Net income	$948,206
Changes in operating assets and liabilities :
Trade receivables	(1,521,975)
Other receivables	(247,089)
Prepayments	(68,192)
Trade payables	704,825
Accrued expenses	(300,142)
Amount due to a director	629,312

Net cash flows provided by operating activities	144,945

Effect of exchange rate changes on cash	(2,803)

Net increase in cash and cash equivalents	142,142

Cash and cash equivalents - beginning of period	61,500

Cash and cash equivalents - end of period	$203,642

Cash paid for :
Interest	$-
Income taxes	$-

See accompanying Notes to Condensed Consolidated Financial Statements

Hong Kong Winalite Group, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008
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

On May 1, 2008, the Company entered into the following agreements with eight independent third party distributors ("Distributors"), namely the exclusive international distribution agreements ("Distribution Agreements"), consulting and management services agreements ("Services Agreements") and license agreements ("License Agreements"). Pursuant to the Distribution Agreements, the Distributors will purchase products from the Company and resell those products through direct marketing and/or other channels in their assigned and exclusive territories. The Distribution Agreements have an initial term of five years, which will be automatically renewed for additional one year period unless the Company indicates in writing its desire to the contrary more than thirty days before the end of the term. Pursuant to the Services Agreements, the Company agreed to provide certain consulting and management services to the Distributors at a pre- determined hourly rate agreed by both parties. The Services Agreements may be terminated at any time by the Company, and upon sixty days’ advance notice by the Distributors, by written notice delivered to the non-terminating party. Pursuant to the License Agreements, the Company agreed to license to each Distributor certain intellectual property solely for use in their assigned and exclusive territories in connection with the marketing, sale and distribution of the Company’s products. Each Distributor agreed to pay the Company a license fee in an amount equal to 10% of the monetary amount of Distributor’s orders for the products placed with the Company. The License Agreements will expire when the Distribution Agreements are terminated.

Hong Kong Winalite Group, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008
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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month and nine- months periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

4.	Summary of significant accounting policies

Revenue recognition

Revenue from sales of the products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to the customer, the sales price is fixed or determinable and collection is reasonably assured.

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
For the three and nine months ended September 30, 2008
(Unaudited)
(Stated in US Dollars)

4.	Summary of significant accounting policies (cont’d)

Concentrations on credit risk

Financial instruments that potentially subject the Group to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. As of September 30, 2008, substantially all of the Group’s cash and cash equivalents were held by major financial institutions in Hong Kong, which management believes are of high credit quality. With respect to trade receivables, the Group does not require collateral for trade receivables.

During the reporting periods, customers represented 10% or more of the Company’s consolidated sales are :-

	Three months ended	Nine months ended
	September 30,	September 30,
	(Unaudited)	(Unaudited)

Pt. Winalite Indonesia*	$1,000,026	$1,398,500
Winalite International Inc.*	137,184	259,669
Winalite International E-commerce Co. Ltd.*	29,395	253,129
Winalite International Co. Ltd.*	-	141,757

Total	$1,166,605	$2,053,055

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
For the three and nine months ended September 30, 2008
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
For the three and nine months ended September 30, 2008
(Unaudited)
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by- instrument basis, with few exceptions. SFAS No.159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS No.159 are effective for our fiscal year beginning January 1, 2008. The adoption of this statement has no material effect on the Company's financial statements.

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
For the three and nine months ended September 30, 2008
(Unaudited)
(Stated in US Dollars)

5.	Income taxes (Cont’d)

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This Interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted FIN 48 on January 1, 2007. The management evaluated the Company’s tax position and considered that additional provision for uncertainty in income taxes is not necessary as of September 30, 2008.

6.	Net income per share

During the reporting period, the Company did not issue any dilutive instruments. Accordingly, the reported basic and diluted income per share is the same.

7.	Amount due to a director

The amount is interest-free, unsecured and repayable on demand.

8.	Commitment and contingencies

The Company had no commitments or contingent liabilities as of September 30, 2008.

9.	Common stock and additional paid-in capital

	Common stock
	Number of
	shares as
	adjusted for		Additional
	Reverse		paid-in
	Stock Split	Amount	capital

Issuance of shares for RTO	48,000,000	$48,000	$(48,000)
Issuance of shares of Winalite	-	-	61,645
Recapitalization	1,740,933	1,741	5,434

Balance, December 31, 2007 and
September 30, 2008	49,740,933	$49,741	$19,079

(a)

On December 28, 2007, the Company issued 48,000,000 shares as adjusted for Reverse Stock Split of common stock, par value $0.001 per share, to Winalite Former Stockholders in exchange for 100% of the outstanding capital stock of Winalite.

Hong Kong Winalite Group, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008
(Unaudited)
(Stated in US Dollars)

9.	Common stock and additional paid-in capital (Cont’d)

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

The Company had entered into restricted stock purchase agreements with certain employees, officers, directors and distributors (collectively, the “Purchasers”) pursuant to which the Company issued 4,295,000 shares of common stock (“Restricted Shares”) to the Purchasers at par value on December 10, 2007. The Restricted Shares are subject to a vesting schedule over 5 years and become evenly vested for every six months. The stock incentive plan vesting schedule is postponed and will start from April 1, 2009. There is no compensation charge recognised in these condensed consolidated financial statements.

11.	Segment information

The Group operates in a single segment, being marketing and selling personal health and hygiene products.

All of the Group’s long-lived assets are located in Hong Kong. Geographic information about the revenue classified based on location of the customers, is set out as follows :-

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	(Unaudited)	(Unaudited)

Indonesia	$1,000,026	$1,398,500
Philippines	137,184	259,669
Taiwan	29,405	253,139
Thailand	30,722	172,479
Vietnam	76,737	145,614
Malaysia	124,665	124,665
Singapore	27,723	27,723
Peru	73,592	73,592

Total	$1,500,054	2,455,381

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview Our Business

We started our business in marketing and selling personal health and hygiene products in early May 2008. These products currently consist of sanitary pads, pantiliners and baby diapers. However, we plan to add other health and hygiene products to our product offerings in the coming months and years. We procure all of the goods that we sell from an independent manufacturer in mainland China and sell them to consumers internationally through our contracted direct-selling distributors and wholesale and retail establishments. We generate our revenues in three principal ways: from the resale at a profit of products manufactured to our specifications, from the delivery of consulting, management, technical, marketing, financial and/or other services to our distributors, and from the license of the Winalite mark and brand to the distributors of our products.

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

We currently sell the products in Malaysia, Taiwan, Indonesia, Singapore, Thailand, Vietnam, the Philippines and Peru, pursuant to exclusive international distribution agreements, or Distribution Agreements, that we entered into on May 1, 2008 with eight independent third party distributors, or the Distributors. The Distributors purchase from us the products we buy from the Manufacturer, and resell those products through direct marketing and/or other channels in their assigned, exclusive territories. The Distributors are responsible for promoting sales of our products in their territories, maintaining adequate sales forces, and other customary functions. As we expand, we anticipate appointing additional distributors for new territories.

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

We classify the products that we sell into four categories: (1) ultra-thin regular anionic sanitary pads; (2) ultra-thin long anionic sanitary pads; (3) anionic pantiliners; and (4) baby diapers. The sanitary pads, pantiliners and baby diapers that we sell are patented in the PRC and such patents are owned by the Manufacturer. These products have been tested by various independent Chinese agencies, including SGS-CSTC Standards Technical Services Co., Ltd., Shanghai Textile Industry Technology Intendance, National Paper Product Quality Control Institution Shanghai Office, and East China Normal University.

Third Quarter Financial Performance Highlights

We experienced strong demand for our products and services during the third fiscal quarter of 2008, which resulted in growth in our revenues and net income.

The following are some financial highlights for the third quarter of 2008:

  Revenues: Our revenues were $1,500,054 for the third fiscal quarter of 2008.

  Gross Margin: Gross margin was 39.87% for the third fiscal quarter of 2008.

  Operating Profit: Operating profit was $598,095 for the third fiscal quarter of 2008.

  Net Income: Net income was $635,005 for the third fiscal quarter of 2008.

  Basic and diluted earnings per share was $0.013 for the third fiscal quarter of 2008.

Results of Operations

From December 31, 2002 until December 28, 2007, when we completed a reverse acquisition transaction with Winalite, we were a blank check company and did not engage in any active business operations other than our search for, and evaluation of, potential business opportunities for acquisition or participation.

Winalite is a limited company incorporated in Hong Kong on September 10, 2007. As a result of the acquisition of Winalite, we changed our business plan to market and sell personal health and hygiene products. We started our business operations in early May 2008.

Three-Month Period Ended September 30, 2008

The following table summarizes the results of our operations during the three-month period ended September 30, 2008. We were not operating during the three-month period ended September 30, 2007 and have therefore provided no data for such period.

	Three-Month Ended
Item	September 30, 2008
		As a percentage of net
	In Thousands	revenues
Sales revenue	$1,500	100%
Cost of sales	$902	60.13%

Gross profit	$598	39.87%

Operating expenses
Administrative expenses	$115	7.65%
Selling expenses	$-	-
Total operating expenses	$115	7.65%

Other income	$152	10.11%

Income before income taxes	$635	42.33%
Income taxes	$-	-

Net income	$635	42.33%

Sales Revenue. Our sales revenue is generated from sales of our personal health and hygiene products. Sales revenue was $1,500,054 for the three-month period ended September 30, 2008.

Cost of Sales. Our cost of sales is primarily comprised of the purchase cost. Our cost of sales was $901,959 for the three-month period ended September 30, 2008. As a percentage of sales revenue, the cost of goods sales during such period was 60.13% .

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit was $598,095 for the three-month period ended September 30, 2008. Gross profit as a percentage of sales revenue during such period was 39.87% .

Administrative Expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our administrative expenses were $114,719 for the three-month period ended September 30, 2008. As a percentage of sales revenue, administrative expenses during such period was 7.65% .

Selling Expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. For the three-month period ended September 30, 2008, there were no selling expenses recorded because we commenced our operation in May 2008 and our selling expenses were immaterial during this period. We expect to record selling expenses in the coming quarters.

Total Expenses. Our total expenses were $114,719 for the three-month period ended September 30, 2008. As a percentage of sales revenue, total expenses during such period was approximately 7.65% .

Other Income. Our other income is generated from our license fee receivable, which equals to 10% of the dollar amount of distributor’s orders for products placed with us. Other income was $151,629 for the three-month period ended September 30, 2008. As a percentage of sales revenue, the other income during such period was 10.11%.

Income before Income Taxes. Income before income taxes was $635,005 for the three-month period ended September 30, 2008. Income before income taxes as a percentage of sales revenue during such period was 42.33% .

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This Interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted FIN 48 on January 1, 2007. The management evaluated the Company’s tax position and considered that additional provision for uncertainty in income taxes is not necessary as of September 30, 2008.

Net Income. Our net income was $633,382 for the three-month period ended September 30, 2008.

Nine-Month Period Ended September 30, 2008

The following table summarizes the results of our operations during the nine-month period ended September 30, 2008. We were not operating during the nine-month period ended September 30, 2007 and have therefore provided no data for such period.

	Nine-Month Ended
Item	September 30, 2008
		As a percentage of net
	In Thousands	revenues
Sales revenue	$2,455	100%
Cost of sales	$1,476	60.11%

Gross profit	$979	39.89%

Operating expenses
Administrative expenses	$278	11.34%
Selling expenses	$-	-
Total operating expenses	$278	11,34%

Other income	$247	10.07%

Income before income taxes	$948	38.62%
Income taxes	$-	-

Net income	$948	38.62%

Sales Revenue. Our sales revenue is generated from sales of our personal health and hygiene products. Sales revenue was $2,455,381for the nine-month period ended September 30, 2008.

Cost of Sales. Our cost of sales was $1,475,884 for the nine-month period ended September 30, 2008. As a percentage of sales revenue, the cost of goods sales during such period was 60.11%.

Gross Profit. Our gross profit was $979,497 for the nine-month period ended September 30, 2008. Gross profit as a percentage of sales revenue during such period was 39.89%.

Administrative Expenses. Our administrative expenses were $278,452 for the nine-month period ended September 30, 2008. As a percentage of sales revenue, administrative expenses during such period was 11.34%.

Selling Expenses. For the nine-month period ended September 30, 2008, there were no selling expenses recorded because we commenced our operation in May 2008 and our selling expenses were immaterial during this period. We expect to record selling expenses in the coming quarters.

Total Expenses. Our total expenses were $278,452 for the nine-month period ended September 30, 2008. As a percentage of sales revenue, total expenses during such period were 11.34%.

Other Income. Our other income is generated from our license fee receivable, which equals to 10% of the dollar amount of distributor’s orders for products placed with us. Other income was $247,161 for the nine-month period ended September 30, 2008. As a percentage of sales revenue, the other income during such period was 10.07%.

Income before Income Taxes. Income before income taxes was $948,206 for the nine-month period ended September 30, 2008. Income before income taxes as a percentage of sales revenue during such period was 38.62%.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This Interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted FIN 48 on January 1, 2007. The management evaluated the Company’s tax position and considered that additional provision for uncertainty in income taxes is not necessary as of September 30, 2008.

Net Income. Our net income was $946,583 for the nine-month period ended September 30, 2008.

Segment Information

The Company operates in a single segment, being marketing and selling personal health and hygiene products. Additional information can be found at Note 11of our unaudited condensed consolidated financial statements contained under Part I, Item I “FINANCIAL STATEMENTS’ above.

Liquidity and Capital Resources

General

As of September 30, 2008, we had cash and cash equivalents (excluding restricted cash) of $203,642. The following table provides detailed information about our net cash flow for the nine-month period ended September 30, 2008.

Cash Flow
Nine-Month Ended
Item	September 30, 2008
Net cash provided by operating activities	$144,945
Net cash provided by investing activities	$-
Net cash provided by financing activities	$-

Effect of exchange rate changes on cash	$(2,803)

Cash and cash equivalents, beginning of period	$61,500
Net cash flow	$203,642

Operating Activities

Net cash provided by operating activities was $144,945 for the nine-month period ended September 30, 2008. Such amount of cash provided by operating activities was mainly attributable to the revenue generated from the sales of our products during the nine-month period ended September 30, 2008.

Investing Activities

During the nine-month period ended September 30, 2008, there was no net cash used in or provided by our investing activities.

Financing Activities

During the nine-month period ended September 30, 2008, there was no net cash provided by or used in our financing activities.

As of September 30, 2008, there were no bank loans outstanding.

Effect of Exchange Rate Changes on Cash

Effect of exchange rate changes on cash was $(2,803) for the nine-month period ended September 30, 2008.

Cash and cash equivalents, beginning of period

Cash and cash equivalents, beginning of period was $61,500 for the nine-month period ended September 30, 2008.

During the nine-month period ended September 30, 2008, our Chairperson, Chief Executive Officer and President Ms. Hu, provided approximately $5.9 million HK Dollars as working capital to the Company. Although we believe that our currently available working capital will be sufficient to sustain our operations at our current levels through at least the next twelve months, Ms. Hu is expected to provide working capital for the fourth quarter of 2008, if necessary.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Ms. Jingjun Hu, our Chief Executive Officer and Mr. Jianquan Li, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, Ms. Hu and Mr. Li concluded that as of September 30, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2008
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