Form 10-K
period 2008-12-31
HONG KONG WINALITE GROUP, INC.
filed 2009-03-31
CIK 1059885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number 333-83375

HONG KONG WINALITE GROUP, INC.

(Name of registrant as specified in its charter)

Nevada	87-0575571

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

606, 6/F, Ginza Plaza, 2A Sai Yeung Choi Street South Mongkok, Kowloon, Hong Kong

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (852) 2388-3928
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of  June 30, 2008, the aggregate market value of shares of the issuer’s common stock held by non-affiliates was approximately $54.3 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

49,740,933 as of March 30, 2009

HONG KONG WINALITE GROUP, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, brand development, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; and any statements of assumptions underlying any of the foregoing. Forward looking statements may involve risks and uncertainties, known or unknown to us, that could cause results to differ materially from management’s expectations as projected in such forward-looking statements.  These risks and uncertainties are discussed in Item 1A. in this Annual Report on Form 10-K. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

USE OF CERTAIN DEFINED TERMS AND TREATMENT OF STOCK SPLIT

Except as otherwise indicated by the context, references to “we,” “us,” “our,” or “the Company” are references to the combined business of Hong Kong Winalite Group, Inc., a Nevada corporation, and its wholly-owned Hong Kong operating subsidiary, The Hong Kong Winalite Group Limited, or Winalite. Unless the context otherwise requires, all references to: (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iii) “RMB” are to Renminbi, the legal currency of China; (iv) “HKD” are to Hong Kong dollars, the legal currency of Hong Kong, (v) “Securities Act” are to the Securities Act of 1933, as amended; (vi) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; and (vii) “SEC” are to the U.S. Securities and Exchange Commission.

Effective January 7, 2008, we implemented a 7.352380958-for-1 reverse stock split in issued and outstanding shares of our common stock which reduced the number of our issued and outstanding shares from 365,714,286 to 49,740,933 shares. Unless otherwise indicated, all share and per share information contained herein has been adjusted to give effect to such reverse stock split.

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

In connection with our acquisition of Winalite, we assumed the rights and obligations of Winalite under certain restricted stock purchase agreements, or Purchase Agreements, that Winalite had entered into with several purchasers, or Purchasers, including four members of its management team and 160 expected service providers, distributors and sub-distributors of its products. All of the Purchase Agreements are in substantially the same form. Under the Purchase Agreements, the Purchasers bought a number of shares of Winalite at par value, a nominal amount. All these shares are subject to a gradually declining right of repurchase by Winalite at the same price per share paid by the Purchasers, according to a vesting schedule attached to each of the Purchase Agreements, as amended from time to time.

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

We currently sell the products manufactured for us by the Manufacturer in Malaysia, Taiwan, Indonesia, Singapore, Thailand, Vietnam, USA, Peru, Japan, Korea and the Philippines pursuant to exclusive international distribution agreements, or Distribution Agreements that we entered into with eleven independent third party distributors, or the Distributors on May 1, 2008 (seven agreements), August 25, 2008 (one agreement), December 1, 2008 (two agreements) and January 10, 2009 (one agreement).  The Distributors purchase from us the products we buy from the Manufacturer, and resell those products through direct marketing and/or other channels in their assigned, exclusive territories.  The Distributors are responsible for promoting sales of our products in their territories, maintaining adequate sales forces, and other customary functions.  As we expand, we anticipate appointing additional distributors for new territories.

In addition to selling our products to our Distributors, we provide certain consulting, management, technical, marketing, financial and/or other services to our Distributors in exchange for certain fees pursuant to separate consulting and management services agreements, or Service Agreements, that we entered into with our Distributors.  Pursuant to separate license agreements, or License Agreements, entered into with our Distributors, we also license the Winalite mark and brand and certain other intellectual property to our Distributors, solely for use in their assigned, exclusive territories, and solely for the purpose of carrying out their activities under the Distribution Agreements, for a license fee in an amount equal to 10% of the monetary amount of the Distributor’s orders for products placed with us. As we expand, we anticipate appointing additional distributors for new territories.

The Products that We Sell

We classify the products that we sell into four categories: (1) ultra-thin regular anionic sanitary pads; (2) ultra-thin long anionic sanitary pads; (3) anionic pantiliners; and (4) baby diapers. The sanitary pads, pantiliners and baby diapers that we sell are patented in the PRC and such patents are owned by the Manufacturer.  The remaining duration on these patents is 9 years.  These products have been tested by various independent Chinese agencies, including SGS-CSTC Standards Technical Services Co., Ltd., Shanghai Textile Industry Technology Intendance, National Paper Product Quality Control Institution Shanghai Office, and East China Normal University.  These tests generally related to anionic function, with some tests relating to germicidal function.

All of our sanitary pads and pantiliners are sold in combination packages, but are individually wrapped so that they can be carried discreetly without being contaminated. Each piece of pad or pantiliner incorporates “Anionic Padding,” which contains an anionic core that is able to generate anions by slight body friction. Anions are negatively charged ions. An ion is an atom or molecule which has lost or gained one or more electrons, making it positively or negatively charged. Anions are negatively charged because there are more electrons associated with them than there are protons in their nuclei. According to the Manufacturer, the anionic core may be able to generate up to 6,070 anions per cubic centimeter such that the sanitary pads and pantiliners could be antibacterial, and could be able to prevent the contraction of certain diseases, reduce the acidic environment around the vaginal area, and absorb odor.

Our Industry

According to a market report of the feminine hygiene products issued by Global Industry Analysts, Inc. in 2008, the worldwide feminine hygiene products market is characterized by intense competition, innovation, and rising consumer health concerns.  Major players in this market include Procter & Gamble, Co., Johnson & Johnson, Kimberly-Clark Corp., Svenska Cellulosa Aktiebolaget SCA, Lil-lets Group Limited, Playtex Products, Inc., Unicharm Corporation, and Kao Corporation.  Given the growing number of aging brand-loyal baby boomers entering menopause, the market is targeting the younger generation.  The other important factor shaping the market development is the increasing popularity of physically active lifestyles among women.  With active adolescents and working young women favoring figure-hugging dresses, swimsuits and spandex outfits, the use of ultra-thin sanitary pads and innovative tampons is expected to gain preference.  Driven by technology innovation and greater user safety, sanitary pads have emerged as a popular feminine protection product worldwide.  The consistent consumption trend is further benefited by technological innovations that have made sanitary pads thinner, smaller, lighter, and more highly absorptive.  The United States, Europe, and Asia-Pacific collectively account for about 80% of the feminine hygiene products market, as stated by Global Industry Analysts, Inc.  Sales from sanitary pads in the United States are estimated at $1.3 billion for 2008.  Asia-Pacific, with a vast population base and relatively untapped market, is projected to be the fastest growing region over the period 2001-2010. Tampons are used extensively in developed areas including the United States, Western Europe and Canada.  Faced with issues related to adverse health and environmental effects, the European tampon market is expected to grow at a modest pace to reach $1.1 billion by 2010, according to Global Industry Analysts, Inc.  Furthermore, the use of tampons in Asia, Africa and Eastern Europe is restricted due to cultural and cost factors.

China has experienced over two decades of high economic growth, which has been stimulated by increases in industrial output, consumer consumption and capital investment.  As China has become more affluent, its population, especially its female population, has grown more conscious of the benefits of personal health and hygiene products.  According to China National Household Paper Industry Association, from 1990 to 2005, the annual consumption of feminine products, including pantiliners and sanitary pads, increased by 1,420% and the sales from these products reached $1.65 billion in 2005, the most recent date for which we have data.  In light of China’s rapid economic development, as well as high rates of infection and outbreaks of gynecological diseases, we believe that the market for high-end feminine hygiene as well as other personal care products has growth potential in China.

Our Intellectual Property

We currently do not own any patents or trademarks registered with any governmental authorities.  However, the Manufacturer owns PRC patents over certain sanitary paid and pantiliners that we sell and the MPSA granted to us a world-wide, royalty-free license during the term of the MPSA to use any patents, copyrights, trademarks, trade names or other intellectual property which is owned or to which Manufacturer has rights, solely for the purposes of marketing, selling and distributing the products that we purchase from the Manufacturer.

The Manufacturer and some or all of the Distributors have previously used the name “Winalite” and one or more marks incorporating that name.  The MPSA and the Distribution Agreements include the transfer to us of all rights to the word, “Winalite,” as well as any trademark, trade name, or copyright to that word and any representation or design incorporating that word.  Pursuant to the MPSA, we then licensed that word, mark and brand back to the Manufacturer solely for use in carrying out its obligations under the MPSA.  In addition, pursuant to separate License Agreements entered into with our Distributors, we license the Winalite mark and brand and certain other intellectual property to our Distributors, solely for use in their assigned, exclusive territories, and solely for the purpose of carrying out their activities under the Distribution Agreements.  In consideration of the rights granted to them by us under the License Agreements, each Distributor agreed to pay us a license fee in an amount equal to 10% of the monetary amount of the Distributor’s orders for the products placed with us.  In addition, each Distributor may sub-license such intellectual property only to downline distributors, as defined in the Distribution Agreement, but may not grant to any sub-licensee any more right than is granted to the Distributor under the License Agreement.  The License Agreement will expire when the Distribution Agreement is terminated.  Once the License Agreement expires, the Distributors will immediately cease using all intellectual property and, at our option, return or destroy all intellectual property having tangible form in its possession, custody, or control.

Our Research and Development Efforts

Currently we do not have an internal research and development program, and over our last two fiscal years, we have not spent any money on research and development activities.

Sales and Marketing Efforts

Product Sales and Strategy

We engage in global network marketing of personal hygiene products.  We sell branded, fast-moving consumer goods to distributors worldwide, who in turn sell such products to consumers through direct selling, except in mainland China, where our contract distributors sell through wholesaling and retailing distributorships.

Marketing Strategy

Our marketing objective is to expand our distributor base and geographic presence, and help our distributors to increase net sales through management training and consulting. We believe the following marketing initiatives will grow our business:

•
Our distributors outside mainland China employ a direct-selling model that we design for them. We expect that with our consulting and training services and the products we re-sell to them, our direct-selling distributors will become steady sources of profit. In mainland China, due to certain regulations, we plan for our distributors to sell the products through wholesaling and retailing distributorships. We expect that this business model will prove profitable and competitive with other retail and wholesale business models because of the superior training, expertise, and motivation that we intend to promote in our distributors.

•	We plan to select the most attractive countries and regions to enter and target customers in the top-25% income bracket.

•
The products that we sell are patent-protected and of superior quality. Therefore, we plan to target upscale customers in well-developed countries and regions and wealthy segments in developing countries, where there is increasing demand for quality fast moving consumer goods.

•	We plan to be persistent in exploring new markets and increasing our geographic reach and presence.

•
We expect to have distributor networks in 20 to 30 countries in Southeastern Asia and regions located in Australasia, North Asia, Europe, North America, Latin America and Africa by the end of 2009.  We are currently in 11 countries.  Before entering a new market, we plan to find experienced distributors. We register the products that we sell in prospective countries and regions. This process averages 3 months to register each product, though it can take longer. We assist distributors in designing a sales launch plan. Management estimates the entire new market launch process to be 6-8 months in length, depending on various market factors, including the economic environment and governmental regulation.  Our first such launch process began in April 2008.

•	We plan to launch new product marketing lines by leveraging the initial markets that we develop for our current products.

•
We plan to develop new product lines in line with market demand based on distributor feedback and our own market research. On an ongoing basis, we plan to launch 2-4 new products each quarter to be available in all existing markets in addition to our core product portfolio. In that regard, we plan to leverage our existing resources to reduce costs.  For example, we recently developed a new baby diaper product.

•	We plan to seek partnerships with credible institutions and organizations that will facilitate building brand awareness and researching demand for other products.

•
We plan to seek partnerships with the research centers of well-known universities in China and worldwide to further increase awareness of the products that we sell and to research market demand for potential future products.

Our Growth Strategy

We expect to enhance profitability and cash flows of the Company through the following strategies:

•
Focus on Brand Development.  With intense price competition among many similar or identical products in the industry, we believe that building brand awareness is the primary means to generate and sustain profitable growth in the future.  We believe that developing close cooperative relationships with research centers of well-know universities in China and worldwide is key to building brand equity.  We also market our products through an integrated marketing program that includes customer flyers, brochures and promotional pieces.  A number of merchandising techniques are used, including information on new products, the use of combination offers, the use of trial sizes and samples and the promotion of products packaged as gift items.  In the future, we also plan to publish sales and marketing magazines quarterly, with health care tips and product information.

•
Future Market Expansion in China.  We market and sell the products that we acquire from the Manufacturer by growing our sales network.  We will sell some of these products through a combination of distributors and distributorship stores.  Although our products are not currently sold in China, we expect that our future distributors’ sales in China will be made through approximately 100 wholesale and retail stores throughout China within our first year of operations in China.  We intend to add 800 more such distributorship stores in China over the next five years.  At the same time, we expect to expand our total number of employees to approximately 50 people over the next five years.  In addition, we seek to motivate our direct-selling and other distributor representatives through the adoption of special incentive programs that reward superior sales performance.  Periodic sales meetings with sales representatives are expected to be conducted at our headquarters in order to keep sales representatives updated on product line changes, explain sales techniques and provide recognition for sales performance.

•
Future Sales in China.  We plan to conduct our business in China through a network of wholesale and retail stores.  We are committed to developing a domestic store network in China by creating a distributorship presence.  We intend to sell to and service more than 900 network stores in China over the next five years.  We expect that our sales in China will generate a significant part of annual revenues of the Company by the end of 2009.

•
International Growth.  Our overseas sales are expected to account for a significant percentage of our revenue in the future.  We expect to become present in 20 to 30 countries in Asia, Europe, North America, Latin America and Africa by the end of 2009.  We are currently in 11 countries.  In these countries and regions, we sell goods to distributors who will in turn sell though contract direct sellers to end consumers.

•
Technology Innovation.  We believe that the development of new technology is critical to our success.  We will continuously work to improve the quality of our existing and future products through introducing new technology.  We expect to establish joint-development programs with Chinese universities and research institutes.

•
Introducing New Products.  We plan to expand our market presence by introducing additional competitive personal health and hygiene products to our product offerings, including personal care products, cosmetics, skin care products, and nutritional supplements.  Our new product development process starts with the identification of potential market opportunities by our distributors and internal marketing forces, as well as from our assessment of our competitors.  We plan for this information to be analyzed by experts at outside institutions and research centers to help us determine which new products to sell.

•
Sales campaigns.  We believe that maintaining good public relations is key to our business success and organizing or participating in the public undertakings is undoubtedly the best means to promote public relations.  The public activities of a company reflect key values it appreciates.  We sponsor and organize many important social activities, such as sales rallies, motivational events, and sales and training seminars for our distributors, sub-distributors, and their sales forces.  These activities not only to reflect our high level of social responsibility, but also make us unique in the industry in China. We believe that this kind of operation will continue to effectively promote our company reputation and our brand name.

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

Our Competitive Strengths

We believe that our competitive strengths include:

•
An Experienced Management Team.  Our senior management is equipped with extensive marketing experience. For instance, our Chairperson, Ms. Jingjun Hu, has 13 years of executive experience, including seven years as a Vice President of Guangzhou Yashi Investment Development Co., Ltd and four years as a Vice President of Shenzhen Yashi Clothing and Hats Co., Ltd.  Our Chief Executive Officer, Dr. Hongxing Gao, has over 20 years of experience working in finance, and holds the qualification of senior financial manager from the China Securities Regulatory Commission and the China Banking Regulatory Commission.  Mr. Jianquan Li, our Chief Financial Officer, has worked as a senior financial manager in China for more than 13 years, including as an overseas financial director of the Manufacturer from February 2007 to March 2008, as a Vice President of Guangzhou Banju Lighting Company from October 2004 to January 2007, and as the Financial Director and President of SOUPB International (China) Company from March 2000 to September 2004.

•
New product development. We believe that new products are a key driver of customer traffic and purchases. Our distributors and internal marketing forces, complemented by relationships that we expect to develop with experts at outside research institutions, will spur innovation in our product offerings and ongoing development of untapped markets.

•
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

Regulation

There are no specific rules or regulations applicable to a company engaged in direct selling in the countries where we currently sell our products. In China, companies may not re-sell through a direct marketing arrangement without being licensed to do so by the relevant governmental authorities.  We have received multi-level marketing licenses in certain countries and an FDA certificate in the United States.  Therefore, our distributors do not engage in direct selling inside China and instead sell through wholesale and retail distribution. Wholesale and retail selling of personal health and hygiene products is not highly regulated in China. Only the general rules of commerce, both in China and in the other countries our products will be sold, are applicable.

Our Employees

As of December 31, 2008, we had 6 employees. We expect to hire a total of 14 full-time employees over the next twelve months and we expect these employees to be allocated among job functions conducted at the Company as follows:

Department	Number of Employees
Domestic Sales	3
Human Resources	1
International Sales	7
Finance	3
Total	14

Item 1A.  Risk Factors.

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K, before making an investment decision.  If any of the following risks actually occurs, our business, financial condition or results of operations could suffer.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

Third-party suppliers and distributors provide and sell all of our products, and the loss of any of them or a disruption or interruption in the supply or distribution chain may adversely affect our business.

We acquire all of the products that we currently sell from the Manufacturer pursuant to the MPSA and have entered into Distribution Agreements with the Distributors for the sale of the products acquired from the Manufacturer.  We expect to enter into similar agreements in the future with other manufacturers and distributors relating to the sale of different products.  All of our products will be purchased from these various suppliers and will be sold by these various distributors.  The loss of the Manufacturer as our supplier or, in the future, the inability to enter into agreements with other suppliers, or if we do enter into such agreements, the loss of any other suppliers that we may have a relationship with, or a significant disruption or interruption in the supply chain could have a material adverse effect on our ability to acquire the products that we plan to sell.  By the same token, the loss of these Distributors as our distributors or, in the future, the inability to enter into agreements with other distributors, or if we do enter into such agreements, the loss of any other distributors that we may have a relationship with, or a significant disruption or interruption in the distribution chain could have a material adverse effect on our ability to distribute the products that we plan to sell.  We charge a certain percentage markup over our procurement prices.  Any fluctuation in production costs or other expenses associated with direct selling to customers would not affect the premium we obtain on our products.  However, increases in the costs of procuring or distributing our products may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in distribution.

We operate in an extremely competitive industry and are subject to continual pricing pressure that could negatively affect our financial results.

We compete either directly or indirectly with a number of major domestic and international manufacturers and distributors of personal care and hygiene products, as well as a large number of smaller, regional competitors.  Several of our competitors have strong technical, marketing, sales, manufacturing, distribution and other resources, as well as significant name recognition, established positions in the market and long-standing relationships with manufacturers and customers.  In addition, some of our competitors own raw materials facilities which, during periods of raw materials cost increases or price volatility, may provide a competitive pricing advantage and reduce their exposure to volatile raw material costs.  Although we anticipate that our operational costs will be relatively low due to our position as an intermediary, our ability to maintain and improve our operating margins may depend in part on our ability to control and reduce our costs.  We cannot assure you that we will be able to control or reduce our operating expenses, to raise or maintain our prices or increase our unit volume, in order to maintain or improve our operating results.

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

If our advertising, promotional, merchandising or other marketing strategies are not successful, if we are unable to deliver new products that represent technological breakthroughs, if we do not successfully manage the timing of new product introductions or the profitability of these efforts, or if for other reasons our distributors or end customers perceive competitors’ products as having greater appeal, then our sales and financial results may suffer.

We are also subject to significant competition for the recruitment of distributors from other direct selling or network marketing organizations, including those that market personal care and hygiene products.  As a result, it may be continually necessary to recruit and retain new distributors and if we are unable to do so our business may be adversely affected.

We face risks associated with significant international operations.

We expect to achieve our financial targets, in part, by achieving disproportionate growth in developing regions. Should growth rates or our market share fall substantially below expected levels in these regions, our results could be negatively impacted. In addition, economic changes, terrorist activity and political unrest may result in business interruption, inflation, deflation or decreased demand for our products. Our success will depend, in part, on our ability to manage continued global political and/or economic uncertainty, especially in our significant geographical markets, as well as any political or economic disruption due to terrorist and other hostile activities.

A material change in customer relationships or in customer demand for our products could have a significant impact on our business.

Our success is dependent on our ability to successfully manage relationships with our distributors and retail trade customers. This includes our ability to offer trade terms that are acceptable to our customers and are aligned with our pricing and profitability targets. Our business could suffer if we cannot reach agreement with a key customer based on our trade terms and principles. Further, there is a continuing trend towards retail trade consolidation and this leads to more complex work across broader geographic boundaries for both us and key retailers. This can be particularly difficult when major customers are addressing local trade pressures or local law and regulation changes. Further, our business would be negatively impacted if a key customer were to significantly reduce the range or inventory level of our products.

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

We may not be able to adequately protect the  proprietary intellectual property and technology associated with our products, which may harm our competitive position and result in increased expenses incurred to enforce our rights.

We rely on a combination of copyright, trademark, patent and trade secret laws, non-disclosure agreements and other confidentiality procedures and contractual provisions to establish, protect and maintain the proprietary intellectual property and technology and other confidential information associated with the sanitary pad and pantiliner products that we sell.  The sanitary pads and pantiliners are patented in the PRC and such patent is owned by the Manufacturer.  Some of these technologies are important to our business and are not protected by patents.  Despite our efforts, the steps we or the Manufacturer take to protect the proprietary intellectual property and technology and other confidential information associated with the products that we sell may not be adequate to preclude misappropriation of this proprietary information or infringement of the intellectual property rights associated with these products.  Protecting against the unauthorized use of the products, trademarks and other proprietary rights is also expensive, difficult and, in some cases, impossible.  Litigation may be necessary in the future to enforce or defend intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others.  Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business, operating results and financial condition.

Our sales are currently derived from a limited number of distributors,  and results from operations could be adversely affected and stockholder value harmed if we lose these distributors.

All of our revenues are currently derived from a limited number of distributors.  For example, in 2008, our revenues were derived from ten distributors. The loss of any of these significant distributors that is not accompanied by the retention of new business in similar volume would adversely affect our revenues and stockholder value.

The products that we sell could be subject to product liability claims by consumers, which would adversely affect our profit margins, results from operations and stockholder value.

We are exposed to risks inherent in the packaging and distribution of personal care and hygiene products, such as adequacy of warnings, mislabeling and contamination.  As a result, there is a risk that someone using the products that we sell may experience significant negative side effects which may permanently harm them and we could be subject to claims for damages based on theories of product liability and other legal theories.  The costs and resources to defend such claims could be substantial and, if such claims are successful, we could be responsible for paying some or all of the damages.  Also, our reputation could be adversely affected, regardless of whether such claims are successful.  We have obtained product liability insurance; however, there can be no assurance that we will be able to maintain insurance on acceptable terms for the products that we sell or that such insurance would be sufficient to cover any potential product liability claim or recall.  Any of these results would adversely affect our future profit margins, results from operations and stockholder value.

Expansion of our business may put added pressure on our management and operational infrastructure impeding our ability to meet any potential increased demand for the personal care and hygiene products that we sell and possibly hurting our future operating results.

Our business plan is to significantly grow our operations to meet anticipated growth in demand for the products that we sell, including the introduction of new product offerings.  Growth in our business may place a significant strain on our personnel, management, financial systems and other resources.  The evolution of our business also presents numerous risks and challenges, including:

•	our ability to successfully and rapidly expand sales to potential new distributors in response to potentially increasing demand;

•	the costs associated with such growth, which are difficult to quantify, but could be significant; and

•	rapid technological change.

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

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Hongxing Gao, our chief executive officer, Jingjun Hu, our Chairperson and President, and Jianquan Li, our Chief Financial Officer.  Our future business and results of operations also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations.  If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer.  Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team.  We depend on the skills and abilities of these key employees in managing the technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

Although our internal control over financial reporting was considered effective as of December 31, 2008, there is no assurance that our internal control over financial reporting will continue to be effective in the future, which could result in our financial statements being unreliable, government investigation or loss of investor confidence in our financial reports.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management’s report as of the end of fiscal year 2008 concluded that our internal control over financial reporting was effective. There is however, no assurance that we will be able to maintain such effective internal control over financial reporting in the future. Ineffective internal control over financial reporting can result in errors or other problems in our financial statements. In addition, our internal control over financial reporting has not yet been audited by our independent registered public accounting firm. In the future, if we are unable to assert that our internal controls are effective, our investors could still lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

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

A general economic downturn or sudden disruption in business conditions may affect consumer purchases of discretionary items, including the personal care and hygiene products that we currently sell, which could adversely affect our business.

Consumer spending is generally affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, and consumer confidence generally, all of which are beyond our control.  Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of the products that we sell.  In addition, sudden disruptions in business conditions as a result of a terrorist attack similar to the events of September 11, 2001, including further attacks, retaliation and the threat of further attacks or retaliation, war, adverse weather conditions or other natural disasters, such as Hurricane Katrina, pandemic situations or large scale power outages can have a short or, sometimes, long-term impact on consumer spending.  A downturn in the economies in which the products that we acquire are re-sold or a sudden disruption of business conditions in those economies could adversely affect our sales.

Our information technology systems may be susceptible to disruptions.

We employ information technology systems to support our business, including systems to support financial reporting, and an internal communication and data transfer network.  We also employ information technology systems to support distributors in many of our markets, including electronic order collection and invoicing systems and on-line training.  We have Internet sites in many of our markets, including business-to-business sites to support distributors.  Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events.  Despite the implementation of network security measures, our systems may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with these systems.  The occurrence of these or other events could disrupt our information technology systems and adversely affect our operations.

RISKS RELATED TO DOING BUSINESS IN CHINA

A substantial amount of our  sourcing originates in China.  We may be unable to enforce our legal rights due to policies regarding the regulation of foreign investments in China as well as other aspects of the Chinese legal system.

Unlike the common law system prevalent in the United States, China’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents.  China does not have a well-developed, consolidated body of laws governing foreign investment enterprises.  As a result, the administration of laws and regulations by government agencies are subject to considerable discretion and variation on the part of the Chinese government, including its courts, and may be subject to influence by external forces unrelated to the legal merits of a particular matter.  China’s regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet beenpublished.  As a result, we may not be aware of any violations of these policies and rules until some time after the violation.  Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis.  The uncertainties regarding such regulations and policies present risks that may affect our ability to achieve our business objectives.  If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be materially and negatively affected.  In addition, any litigation in China may be protracted and result in substantial cost and diversion of resources and management attention.  The relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation.  It may also be difficult to obtain enforcement of a judgment by a court of another jurisdiction in China.

Future inflation in China may inhibit our ability to conduct business profitably in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation.  During the past ten years, the rate of inflation in China has been as high as 8.7% and as low as -2.2% (source: http://www.tradingeconomics.com/Economics/Inflation-CPI.aspx?Symbol=CNY). These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

RISKS RELATED THE MARKET FOR OUR COMMON STOCK

Our common stock is quoted on the OTC Bulletin Board, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board.  The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or Nasdaq Stock Market.  The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  As of March 30, 2009, the closing bid and asked price for our common stock was $0.81 per share.  Thus, our stock price has traded under $5.00 per share recently and it may do so again in the future, in which case, it may be designated a “penny stock.”  As a “penny stock”, our common stock may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”.  This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses).  For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

We do not intend to pay dividends on shares of our common stock for the foreseeable future, but if we intend to do so our holding company structure may limit the payment of dividends to our stockholders.

We have no direct business operations, other than our ownership of our subsidiary Winalite.  While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from Winalite and other holdings and investments.  In addition, Winalite from time to time may be subject to restrictions on its ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency, or other regulatory restrictions.  If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

We do not have any independent directors and may be unable to appoint any qualified independent directors.

We currently do not have any independent directors.  We plan to appoint a number of independent directors which will constitute a majority of our board of directors before our common stock is listed on a national securities exchange, but we may not be able to identify independent directors qualified to be on our board.

Our largest stockholder, Jingjun Hu, holds a significant percentage of our outstanding voting securities and accordingly may make decisions regarding our daily operations, significant corporate transactions and other matters that other stockholders may believe are not in their best interests .

Ms. Jingjun Hu, our Chairperson and President, is the beneficial owner of approximately 87.9% of our outstanding voting securities.  As a result, she possesses significant influence over the election of our Board of Directors and significant corporate transactions.  Her ownership may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.  Other stockholders may believe that these future decisions made by Ms. Hu are not in their best interests.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

We currently lease our office space under a written lease with Wai Fung Plaza Limited, of Wai Fung, for a term which began on February 2, 2009, and which expires on February 1, 2011.  We pay Wai Fung rent totalling HK$69,184 (approximately $8,926) per month under this lease.  Currently, we do not own or lease any other properties or facilities.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted under the symbol “HKWO.OB” on the Over-the-Counter Bulletin Board, but has not been traded in the over-the-counter market except on a limited and sporadic basis.

The following table sets forth, for the periods indicated, the high and low bid quotations of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. These prices have been adjusted to give retroactive effect to the 7.352380958-for-1 reverse split of our common stock that occurred on January 7, 2008.

	Bid Quotations (1)
	High	Low
Year Ended December 31, 2008
1st Quarter	$12.00	$1.25
2nd Quarter	$10.00	$8.00
3rd Quarter	$8.50	$1.15
4th Quarter	$2.50	$1.00

	Bid Quotations (1)
	High	Low
Year Ended December 31, 2007
1st Quarter	$1.02	$1.02
2nd Quarter	$1.02	$1.02
3rd Quarter	$1.03	$1.02
4th Quarter	$1.50	$1.03

(1)
The above tables set forth the range of high and low bid quotations per share of our common stock as reported by www.quotemedia.com for the periods indicated, as adjusted for the January 7, 2008 reverse stock split.

Approximate Number of Holders of Our Common Stock

As of March 30, 2009, there were 179 stockholders of record of our common stock, as reported by our transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single shareholder.

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

Equity Compensation Plans

On March 30, 2009 our board of directors adopted an equity incentive plan, or EIP, that provides for the issuance of stock options (both incentive and nonstatutory), restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and other share-based awards in order to retain, attract and motivate officers, employees, directors, and consultants.  The effective date of the EIP will be April 1, 2009, and following its effectiveness, up to 4,295,000 shares of our common stock will be available for issuance thereunder.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2008 that were not previously disclosed in a quarterly report on Form 10-Q or Form 10-QSB or a current report on Form 8-K that was filed during the 2008 fiscal year.

Item 6.  Selected financial data.

Not Applicable.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

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

We currently sell the products in Malaysia, Taiwan, Indonesia, Singapore, Thailand, Vietnam, the Philippines, Japan, Korea, USA and Peru, pursuant to the Distribution Agreements. The Distributors purchase from us the products we buy from the Manufacturer, and resell those products through direct marketing and/or other channels in their assigned, exclusive territories. The Distributors are responsible for promoting sales of our products in their territories, maintaining adequate sales forces, and other customary functions. As we expand, we anticipate appointing additional distributors for new territories.

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

Results of Operations – Year Ended December 31, 2008 Compared to Period Ended December 31, 2007

We experienced strong demand for our products and services during the fiscal year 2008, which resulted in growth in our revenues and net income.
The following are some financial highlights for the year 2008:

•	Revenues: Our revenues were $3,885,374 for fiscal year 2008.

•	Gross Margin: Gross margin was 45.38% for fiscal year 2008.

•	Operating Profit: Operating profit was $1,409,738 for fiscal year 2008.

•	Net Income: Net income was $1,448,310 for fiscal year 2008.

•	Fully diluted earnings per share were $0.03 for fiscal year 2008.

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

Year Ended December 31, 2008

The following table summarizes the results of our operations during 2008.  We were not operating during 2007 and have therefore provided no data for such period.  In 2007, we incurred administrative expenses primarily consisting of legal and professional fees in connection with the reverse merger and related search services. All amounts, other than percentages, are in thousands of U.S. dollars.

Item	Year Ended December 31, 2008
	In Thousands	As a percentage of net revenues
Revenues	$3,885	100%

Cost of sales	$2,122	54.63%

Gross profit	$1,763	45.37%

Operating expenses

Administrative expenses	$163	4.18%

Selling expenses	$-	-%

Total operating expenses	$163	4.18%

Other income	$7	0.18%

Income before income taxes	$1,607	41.36%

Income taxes	$159	4.09%

Net income	$1,448	37.28%

Revenues.  Our sales revenue is generated from sales and license fee income of our personal health and hygiene products.  Sales revenue was $3,885,374 for 2008.

Cost of Sales.   Our cost of sales was $2,122,685 for 2008.  As a percentage of sales revenue, the cost of goods sales during such period was 54.63%.

Gross Profit.    Our gross profit was $1,762,689 for 2008.  Gross profit as a percentage of sales revenue during such period was 45.37%.

Administrative Expenses.   Our administrative expenses were $162,550 for 2008.  As a percentage of sales revenue, administrative expenses during such period was 4.18%.

Selling Expenses.    For 2008, there were no selling expenses recorded because we commenced our operation in May 2008 and our selling expenses were immaterial during this period.  We expect to incur selling expenses in the first quarter of fiscal year 2009.

Total Expenses.  Our total expenses were $162,550 for 2008.  As a percentage of sales revenue, total expenses during such period were 4.18%.

Other Income.  Our other income is generated from our license fee receivable, which equals 10% of the dollar amount of distributor’s orders for products placed with us and sundry income. Other income was $7,021 for 2008.  As a percentage of sales revenue, the other income during such period was 0.18%.

Income before Income Taxes.  Income before income taxes was $1,607,160 for 2008.  Income before income taxes as a percentage of sales revenue during such period was 41.36%.

Income Taxes.

United States

The Company is subject to the United States of America tax law.  No provision for the US federal income tax has been made as the Company had no taxable income for the reporting period.  The statutory tax rate is 35%.

Hong Kong

The Company is subject to profits tax rate of 16.5% on the estimated assessable profits during the reporting period.

Income Taxes.  Income taxes were $158,850 for 2008.  Income taxes as a percentage of sales revenue during such period was 4.09%.

Net Income.  Our net income was $1,448,310 for 2008.

Segment Information

The Company operates in a single segment, being marketing and selling personal health and hygiene products.  Additional information can be found at Note 13 of our audited consolidated financial statements contained under Part II, Item 8 "FINANCIAL STATEMENTS" below.

Inflation

Inflation does not materially affect our business or the results of our operations.

Liquidity and Capital Resources

General

As of December 31, 2008, we had cash and cash equivalents (excluding restricted cash) of $307,558.  The following table provides detailed information about our net cash flow for 2008.

Item	Cash Flow Year Ended December 31, 2008
Net cash used in operating activities	$(255,383)

Net cash used in investing activities	$(130,013)

Net cash provided by financing activities	$629,949

Effect of exchange rate changes on cash	$1,505

Cash and cash equivalents, beginning of period	$61,500

Net cash flow	$307,558

Operating Activities

Net cash used in operating activities was $(255,383) for 2008. Such amount of cash used in operating activities was mainly attributable to promoting the sales of our products during 2008, including product promotion and marketing expenditures as part of our sales strategy.

Investing Activities

Net cash used in investing activities was $(130,013) for 2008. Such amount of cash used in investing activities was attributable to the vehicle purchasing.

Financing Activities

Net cash provided by financing activities was $629,949 for 2008. Such amount of cash provided by financing activities was attributable to the amount due to our Chairperson and President, Ms. Hu, as described below.

As of December 31, 2008, we had no bank loans or other debt outstanding other than amounts due to our Chairperson and President, Ms. Hu, as described below.

Effect of Exchange Rate Changes on Cash

The effect of exchange rate changes on the Company’s cash was $1,505 for 2008.

During 2008, our Chairperson and President, Ms. Hu, provided approximately 5.9 million HK Dollars as working capital to the Company.  The amount is interest-free, unsecured and repayable on demand.  Although we believe that our currently available working capital will be sufficient to sustain our operations at our current levels through at least the next twelve months, Ms. Hu is expected to provide working capital for the year 2009, if necessary.

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

Outlook

In 2009, we intend to develop many other distributors in new countries.  We expect to continue to develop new products, and to enter into agreements with additional distributors for distribution of our products both within China and other countries.  We expect that our revenues will continue to increase as we expand into new markets and increase our market share within existing markets.

Critical Accounting Policies

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”.  Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Revenue recognition

Revenue from sales of the products and license fee are recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to the customer, the sales price is fixed or determinable and collection is reasonably assured.

Allowance of doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s experience on same industry and assessment of the collectibility of trade receivables.  A considerable amount of judgment is required in assessing the amount of the allowance.

During the reporting period, the management establishes the general provisioning policy to make allowance equivalent to 100% of gross amount of trade receivables due over 1 year.  Additional specific provision is made against trade receivables aged less than 1 year to the extent which they are considered to be doubtful. Bad debts are written off when identified.

Comprehensive income

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Components of comprehensive income include net income and foreign currency translation adjustments.

Administrative expenses

Administrative expenses consist of office expenses, legal and professional fees, traveling expense and salaries and allowance which are incurred at the administrative level and exchange difference.

Cash equivalents

Cash equivalents comprise highly liquid investments with initial maturities of three months or less.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on straight-line basis over their estimated useful lives.  The principal depreciation rate is 20% with nil residual value.

Maintenance or repairs are charged to expense as incurred.  Upon sale or disposition, the applicable amounts of asset’s cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Foreign currency translation

The functional currency of the Company is Hong Kong dollars (“HKD”).  The Company maintains its financial statements in the functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars (“US dollars”).  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.  The exchange rates in effect at December 31, 2008 and 2007 were HKD 1.00 for $0.129 and HKD1.00 for $0.1281 respectively.  There is no significant fluctuation in exchange rate for the conversion of HKD to US dollars after the balance sheet date.

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including trade receivables, trade payables, accrued expenses and amount due to a director approximate their fair values due to the short-term maturity of such instruments.

It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

Concentrations on credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivables.  As of December 31, 2008, substantially all of the Company’s cash and cash equivalents were held by major financial institutions in Hong Kong, which management believes are of high credit quality.  With respect to trade receivables, the Company does not require collateral for trade receivables.

During the reporting periods, customers represented 10% or more of the Company’s consolidated sales are:

		Period from
		September 10,
		2007 (day of
	Year ended	inception) to
	December 31,	December 31,
	2008	2007

Pt. Winalite Indonesia*	$1,679,416	$-
Winalite International Inc.*	447,801	-

Total	$2,127,217	$-

Details of customers for 10% or more of the Company’s trade receivables are:

	As of December 31,
	2008	2007

Pt. Winalite Indonesia*	$1,190,062	$-
Winalite International Inc.*	188,615	-

Total	$1,378,677	$-

*	All these customers are independent third party distributors as represented by management of the Company.

Recently issued accounting pronouncements

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  The requirements of SFAS No. 159 are effective for fiscal year beginning January 1, 2008.  The adoption of this statement has no material effect on the Company's financial statements.

SFAS No. 141R, “Business Combinations”

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations” SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company is in the process of evaluating the impact that SFAS No. 141 (Revised) will have on its financial statements upon adoption.

SFAS No. 160, “Non-controlling (“Minority”) Interests in Consolidated Financial Statements”

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS No. 160 will have on its financial statements upon adoption.

SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities"

In March 2008, the FASB issued SFAS No.161 "Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No.133". SFAS No.161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The management is in the process of evaluating the impact that SFAS No. 161 will have on the Company's financial statements upon adoption.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

Hong Kong Winalite Group, Inc.

Consolidated Financial Statements
For the year ended December 31, 2008
(Stated in US dollars)

Hong Kong Winalite Group, Inc.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Director and Stockholders of
Hong Kong Winalite Group, Inc.

We have audited the accompanying consolidated balance sheets of Hong Kong Winalite Group, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income and other comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2008 and for the period from September 10, 2007 (date of inception) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their consolidated cash flows for the year ended December 31, 2008 and for the period from September 10, 2007 (date of inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF
Certified Public Accountants
Hong Kong, China
March 30, 2009

Hong Kong Winalite Group, Inc.
Consolidated Statements of Income and Other Comprehensive Income
(Stated in US Dollars)

		Period from
		September 10,
		2007 (day of
	Year ended	inception) to
	December 31,	December 31,
	2008	2007

Sales	$3,532,423	$-

License fee income	352,951	-

Revenues	3,885,374	-

Cost of sales	(2,122,685)	-

Gross profit	1,762,689	-

Administrative expenses	$(162,550)	$(644,445)

Income/(loss) from operations	$1,600,139	$(644,445)

Other income	7,021	-

Income/(loss) before income taxes	$1,607,160	$(644,445)

Income taxes - Note 5	(158,850)	-

Net income/(loss)	$1,448,310	$(644,445)

Other comprehensive income
Foreign currency translation adjustments	3,162	2,092

Total comprehensive income/(expense)	$1,451,472	$(642,353)

Earnings/(loss) per share: basic and diluted - Note 6	$0.03	$(0.01)

Weighted average number of shares outstanding:
basic and diluted	49,740,933	48,061,626

See accompanying Notes to Consolidated Financial Statements

Hong Kong Winalite Group, Inc.
Consolidated Balance Sheets
(Stated in US Dollars)

	As of December 31,
	2008	2007

ASSETS
Current assets
Trade receivables (net of allowance on doubtful account
as $Nil in 2008 and 2007)	$2,622,583	$-
Other receivables and prepayments - Note 7	88,607	7,175
Cash and cash equivalents	307,558	61,500

Total current assets	3,018,748	68,675
Motor vehicle, net - Note 8	130,591	-

TOTAL ASSETS	$3,149,339	$68,675

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)

LIABILITIES
Current liabilities
Trade payables	$1,127,986	$-
Other payables	207,812	-
Accrued expenses	21,286	520,320
Amount due to a director - Note 9	755,466	121,888
Tax payable – Note 5	143,336	-

Total current liabilities	2,255,886	642,208
Deferred taxes - Note 5	15,514	-

TOTAL LIABILITIES	2,271,400	642,208

COMMITMENT AND CONTINGENCIES - Note 10

STOCKHOLDERS’ EQUITY / (DEFICIT)
Preferred stock: par value $0.001 per share;
authorized 1,000,000 shares; none issued and outstanding
Common stock: par value $0.001 per share - Note 11
authorized 500,000,000 shares; issued and outstanding 49,740,933 shares	49,741	49,741
Additional paid in capital	19,079	19,079
Accumulated other comprehensive income	5,254	2,092
Retained earnings/(accumulated deficit)	803,865	(644,445)

TOTAL STOCKHOLDERS’ EQUITY / (DEFICIT)	877,939	(573,533)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,149,339	$68,675

See accompanying Notes to Consolidated Financial Statements

Hong Kong Winalite Group, Inc.
Consolidated Statements of Cash Flows
(Stated in US Dollars)

		Period from
		September 10,
		2007 (day of
	Year ended	inception) to
	December 31,	December 31,
	2008	2007

Cash flows from operating activities
Net income/(loss)	$1,448,310	$(644,445)
Adjustment to reconcile net income to net cash
provided by operating activities:
Deferred taxes	15,514	-
Changes in operating assets and liabilities:
Trade receivables	(2,610,998)	-
Other receivables and deposits	(81,072)	-
Trade payables	1,123,003	-
Other payables	206,894	-
Accrued expenses	(500,370)	522,133

Tax payable	143,336	-

Net cash flows used in operating activities	(255,383)	(122,312)

Cash flows from investing activities
Payments to acquire motor vehicle	(130,013)	-

Net cash flows used in financing activities	(130,013)	-

Cash flows from financing activities
Proceeds from issuance of shares of Winalite	-	61,645
Advance from a director	629,949	122,312

Net cash flows provided by financing activities	629,949	183,957

Effect of exchange rate changes on cash	1,505	(145)

Net increase in cash and cash equivalents	246,058	61,500

Cash and cash equivalents - beginning of year/period	61,500	-

Cash and cash equivalents - end of year/period	$307,558	$61,500

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying Notes to Consolidated Financial Statements

Hong Kong Winalite Group, Inc.
Consolidated Statements of Stockholders’ Equity
(Stated in US Dollars)

				Accumulated	(Accumulated
	Common stock		Additional	other	deficit)/
	No. of		paid in	comprehensive	retained
	shares	Amount	capital	income	earnings	Total

Issuance of shares for RTO	48,000,000	$48,000	$(48,000)	$-	$--	$-

Issuance of shares of Winalite	-	-	61,645	-	-	61,645

Recapitalization	1,740,933	1,741	5,434	-	-	7,175

Net loss	-	-	-		(644,445)	(644,445)

Foreign currency translation
adjustments	-	-	-	2,092	-	2,092

Balance, December 31, 2007	49,740,933	49,741	19,079	2,092	(644,445)	(573,533)

Net income	-	-	-	-	1,448,310	1,448,310

Foreign currency translation
adjustments	-	-	-	3,162	-	3,162

Balance, December 31, 2008	49,740,933	$49,7419	$19,079	$5,254	$803,865	$877,939

See accompanying Notes to Consolidated Financial Statements

1.        Corporate information

Hong Kong Winalite Group, Inc. (the “Company”) was incorporated in the State of Nevada on January 22, 1998.  The Company’s shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America.

On October 30, 2007, the then subsidiary of the Company, The Hong Kong Winalite Group Limited (“Winalite”), a limited company incorporated in Hong Kong, entered into a financial advisory agreement (“FAA”), with HFG International Limited (“HFG), a Hong Kong corporation.  Under the FAA, HFG agreed to provide Winalite with financial advisory and consulting services in implementing a restructuring plan, facilitating Winalite’s going public transaction, and advising Winalite on matters related to Winalite’s post-going-public-transaction period.  In consideration for these services, HFG was paid a fee of $80,000 after completion of a due diligence investigation of Winalite and a fee of $400,000 upon the closing of the going public transaction, $400,000 of which was paid during 2008. Winalite also granted HFG certain registration rights.  Timothy P. Halter, who immediately prior to consummation of the transactions contemplated by the Share Exchange Agreement beneficially owned approximately 87.5% of the Company issued and outstanding capital stock, is the principal stockholder and Chief Financial Officer of HFG.

Pursuant to the Share Exchange Agreement dated December 28, 2007, the Company acquired  100% ownership interest in Winalite on September 10, 2007, in consideration for the issuance of the Company’s 48,000,000 common shares (as adjusted for a 7.352380958-for-1 reverse stock split on January 7, 2008 (the “Reverse Stock Split”)) to the former stockholders of Winalite (“Winalite Former Shareholders”).

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

On May 1, 2008, the Company entered into the following agreements with independent third party distributors ("Distributors"), namely the exclusive international distribution agreements ("Distribution Agreements"), consulting and management services agreements ("Services Agreements") and license agreements ("License Agreements").  Pursuant to the Distribution Agreements, the Distributors will purchase products from the Company and resell those products through direct marketing and/or other channels in their assigned and exclusive territories. The Distribution Agreements have an initial term of five years, which will be automatically renewed for additional one year period unless the Company indicates in writing its desire to the contrary more than thirty days before the end of the term. Pursuant to the Services Agreements, the Company agreed to provide certain consulting and management services to the Distributors at a pre-determined hourly rate agreed by both parties.  The Services Agreements may be terminated at any time by the Company, and upon sixty days’ advance notice by the Distributors, by written notice delivered to the non-terminating party.  Pursuant to the License Agreements, the Company agreed to license to each Distributor certain intellectual property solely for use in their assigned and exclusive territories in connection with the marketing, sale and distribution of the Company’s products. Each Distributor agreed to pay the Company a license fee in an amount equal to 10% of the monetary amount of Distributor’s orders for the products placed with the Company. The License Agreements will expire when the Distribution Agreements are terminated.

2.        Description of business

The Company is a holding company that operates through its direct, wholly-owned Hong Kong subsidiary, Winalite.  The Company had been in development stage until May 2008.  Following the RTO as detailed in Note 1, the Company through its subsidiary commenced its business in marketing and selling personal health and hygiene products in May 2008.

3.        Basis of presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

4.        Summary of significant accounting policies

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”.  Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Revenue recognition

Revenue from sales of the products and license fee are recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to the customer, the sales price is fixed or determinable and collection is reasonably assured.

Allowance of doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s experience on same industry and assessment of the collectibility of trade receivables.  A considerable amount of judgment is required in assessing the amount of the allowance.

During the reporting period, the management establishes the general provisioning policy to make allowance equivalent to 100% of gross amount of trade receivables due over 1 year.  Additional specific provision is made against trade receivables aged less than 1 year to the extent which they are considered to be doubtful. Bad debts are written off when identified.

4.           Summary of significant accounting policies (cont’d)

Comprehensive income

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Components of comprehensive income include net income and foreign currency translation adjustments.

Administrative expenses

Administrative expenses consist of office expenses, legal and professional fees, traveling expense and salaries and allowance which are incurred at the administrative level and exchange difference.Cash equivalents.

Cash equivalents

Cash equivalents comprise highly liquid investments with initial maturities of three months or less.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on straight-line basis over their estimated useful lives.  The principal depreciation rate is 20% with nil residual value.

Maintenance or repairs are charged to expense as incurred.  Upon sale or disposition, the applicable amounts of asset’s cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Foreign currency translation

The functional currency of the Company is Hong Kong dollars (“HKD”).  The Company maintains its financial statements in the functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars (“US dollars”).  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.  The exchange rates in effect at December 31, 2008 and 2007 were HKD 1.00 for $0.129 and HKD1.00 for $0.1281 respectively.  There is no significant fluctuation in exchange rate for the conversion of HKD to US dollars after the balance sheet date.

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including trade receivable, trade payables, accrued expenses and amount due to a director approximate their fair values due to the short-term maturity of such instruments.

It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

4.         Summary of significant accounting policies (cont’d)

Concentrations on credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivables.  As of December 31, 2008, substantially all of the Company’s cash and cash equivalents were held by major financial institutions in Hong Kong, which management believes are of high credit quality.  With respect to trade receivables, the Company does not require collateral for trade receivables.

During the reporting periods, customers represented 10% or more of the Company’s consolidated sales are:

		Period from
		September 10,
		2007 (day of
	Year ended	inception) to
	December 31,	December 31,
	2008	2007

Pt. Winalite Indonesia*	$1,679,416	$-
Winalite International Inc.*	447,801	-

Total	$2,127,217	$-

Details of customers for 10% or more of the Company’s trade receivables are:

	As of December 31,
	2008	2007

Pt. Winalite Indonesia*	$1,190,062	$-
Winalite International Inc.*	188,615	-

Total	$1,378,677	$-

    *  All these customers are independent third party distributors as represented by management of the Company.

Recently issued accounting pronouncements

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  The requirements of SFAS No. 159 are effective for fiscal year beginning January 1, 2008.  The adoption of this statement has no material effect on the Company's financial statements.

4.         Summary of significant accounting policies (cont’d)

Recently issued accounting pronouncements (cont’d)

SFAS No. 141R, “Business Combinations”

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”, SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company is in the process of evaluating the impact that SFAS No. 141 (Revised) will have on its financial statements upon adoption.

SFAS No. 160, “Non-controlling (“Minority”) Interests in Consolidated Financial Statements”

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”, SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluation the impact that SFAS No. 160 will have on its financial statements upon adoption.

SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities"

In March 2008, the FASB issued SFAS No.161 "Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No.133". SFAS No.161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The management is in the process of evaluation the impact that SFAS No. 161 will have on the Company's financial statements upon adoption.

5.         Income taxes

United States

The Company is subject to the United States of America tax law.  No provision for the US federal income tax has been made as the Company had no taxable income for the reporting period.  The statutory tax rate is 35%.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to profits tax rate of 16.5% (2007:17.5%) on the estimated assessable profits.

The components of the provision for income taxes from continuing operations are:

		Period from
		September 10,
		2007 (day of
	Year ended	inception) to
	December 31,	December 31,
	2008	2007

Current taxes – Hong Kong	$143,336	$-
Deferred taxes – Hong Kong	15,514	-

	$158,850	$-

The effective income tax expenses differs from the Hong Kong statutory income tax rate of 16.5% (2007: 17.5%) from continuing operations in the Hong Kong as follows:

		Period from
		September 10,
		2007 (day of
	Year ended	inception) to
	December 31,	December 31,
	2008	2007

Provision for income tax at Hong Kong statutory rate of 16.5% (2007: 17.5%)	$265,182	$(112,776)
(Reversal of)/Valuation allowance	(106,332)	112,776

	$158,850	$-

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  The Company adopted FIN 48 on September 10, 2007 (day of inception).  The management evaluated the Company’s tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of December 31, 2008.

5.         Income taxes (cont'd)

Hong Kong (cont’d)

Deferred tax asset (liability) as of December 31, 2008 and 2007 are composed of the following:

		Period from
		September 10,
		2007 (day of
	Year ended	inception) to
	December 31,	December 31,
	2008	2007

Current deferred tax asset:
Operating losses available for future periods	$-	$112,776
Valuation allowance	-	(112,776)

	$-	$-

Non-current deferred tax liability:
Depreciation of property, plant and equipment	$(15,514)	$-

6.         Earnings/(loss) per share

During the reporting period, the Company did not issue any dilutive instruments.  Accordingly, the reported basic and diluted earnings/(loss) per share are the same.

The per share data reflects the recapitalization of stockholders’ equity as of the RTO occurred as of the first period presented and has been adjusted for the Reverse Stock Split effected in January 2008.

7.         Other receivables and prepayments

	As of December 31,
	2008	2007

Deposits and prepayments	$81,432	$-
Other receivables	7,175	7,175

	$88,607	$7,175

8.         Property, Plant and Equipment, net

	As of December 31,
	2008	2007
Cost:

Motor vehicle	$130,591	$-

Accumulated depreciation	-	-

	$130,591	$-

9.         Amount due to a director

The amount is interest-free, unsecured and repayable on demand.

10.       Commitment and contingencies

The Company has no commitments or contingent liabilities as of December 31, 2008.

11.       Common stock and additional paid-in capital

	Common stock
	Number of
	shares as
	adjusted for		Additional
	Reverse		paid-in
	Stock Split	Amount	capital

Issuance of shares for RTO	48,000,000	$48,000	$(48,000)
Issuance of shares of Winalite	-	-	61,645
Recapitalization	1,740,933	1,741	5,434

Balance, December 31, 2007 and 2008	49,740,933	$49,741	$19,079

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

12.       Related party transactions

Apart from the transactions as disclosed in note 1 and note 9 to the financial statements, the Company had no other material transactions with its related parties during the reporting period.

13.       Segment information

The Group operates in a single segment, being marketing and selling personal health and hygiene products.

All of the Group’s long-lived assets are located in Hong Kong.  Geographic information about the revenue classified based on location of the customers, is set out as follows:

		Period from
		September 10,
		2007 (date of
	Year ended	inception) to
	December 31,	December 31,
	2008	2007

Indonesia	$1,526,852	$-
Japan	150,767	-
Malaysia	186,104	-
Peru	212,077	-
The Philippines	407,126	-
Singapore	58,938	-
Taiwan	320,630	-
Thailand	272,771	-
USA	220,461	-
Vietnam	176,697	-

Total	$3,532,423	$-

14.       Subsequence Event

On March 30, 2009, the directors of the Company adopted an equity incentive plan (the “EIP”) that provides for the issuance of stock options (both incentive and nonstatutory), restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and other share-based awards in order to retain, attract and motivate officers, employees, directors, distributors and consultants.  The effective date of the EIP will be April 1, 2009, and following its effectiveness, up to 4,295,000 shares of the Company common stock will be available for issuance thereunder.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation under the supervision of the Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based on the aforementioned evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

Management’s Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework. Based on that assessment under those criteria, management has determined that, at December 31, 2008, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of our Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit our Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

Item 9B.  Other Information.

On March 30, 2009 our board of directors adopted an equity incentive plan, or EIP, that provides for the issuance of stock options (both incentive and nonstatutory), restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and other share-based awards in order to retain, attract and motivate officers, employees, directors, distributors and consultants.  The effective date of the EIP will be April 1, 2009, and following its effectiveness, up to 4,295,000 shares of our common stock will available for issuance thereunder.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position
Jingjun Hu	41	Director (Chairperson) and President
Hongxing Gao	46	Director and Chief Executive Officer
Jianquan Li	51	Chief Financial Officer
Wei Li	33	Director and Secretary
Shusheng Guo	41	Director

JINGJUN HU.  Ms. Hu became our Chairperson on December 28, 2007 and became our President on April 1, 2008.  Ms. Hu also served as our Chief Executive Officer from April 1, 2008 until January 1, 2009.  Ms. Hu has 13 years of executive experience.  Before founding Winalite in September 2007, Ms. Hu was a Vice President of Guangzhou Yashi Investment Development Co., Ltd, an investment company, from September 2000 to September 2007, where she was responsible for sales strategy and human resources.  Prior to that, she was a Vice President of Shenzhen Yashi Clothing and Hats Co., Ltd from March 1996 to August 2000, where she also was responsible for sales strategy and human resources, an Export Manager of Guangzhou Huachuan Silk Co., Ltd from August 1992 to November 1995 and an Engineer at Guangzhou Silk Dyeing Co., Ltd  from August 1990 to July 1992.  Ms. Hu has a Bachelor in Dyeing from Zhejiang Science-Technology University.

HONGXING GAO.  Dr. Gao became our Chief Executive Officer and a Director on January 1, 2009.  Dr. Gao has more than 20 years of working experience in finance.  He is a senior economist, and holds the qualification of senior financial manager from the China Securities Regulatory Commission and the China Banking Regulatory Commission.  Dr. Gao is a mentor and specially appointed professor of the graduate faculty of the Beijing International Business and Economics University and the People’s Bank of China.  Dr. Gao is also a committee member of the Shenzhen Senior Title Committee.  Before joining the Company, Dr. Gao was a vice leader in restructuring at Shantou Commercial Bank from 2007 to November 2008.  Prior to that, Mr. Gao was a Chairman and CEO of Chinalion Securities from 2003 to 2006, and Vice President of Shenzhen Branch Guotai Junan Securities from 2000 to 2003.  Dr. Gao holds a Doctor Degree in Management and a Master Degree in Engineering from Zhejiang University.

JIANQUAN LI.  Mr. Li became our Chief Financial Officer on April 1, 2008.  He has worked as a senior financial manager in China for more than 13 years.   From February 2007 to March 2008, Mr. Li served as an overseas financial director of the Manufacturer.   Before joining the Manufacturer, Mr. Li was the Vice President of Guangzhou Banju Lighting Company from October 2004 to January 2007, where he was responsible for financing activities, the Financial Director and President of SOUPB International (China) Company, a stereo system company, from March 2000 to September 2004, the Accounting Manager of Dong Fang Pearl Industrial Group Company, a clothing company, from July 1998 to February 2000, and the Accounting and Office Senior Manager of Panyu Wan Jie Clothing Company from October 1994 to June 1998.   Mr. Li has a Master Degree in Economics from Guangdong Social Sciences Institute.

WEI LI.  Mr. Li became a Director and our Secretary on November 24, 2008, and has 10 years of corporate financial experience. Before joining the Company, Mr. Li was a finance manager of Guangzhou Yiquan Culture Media Co. from January 2005 to May 2008. Prior to that, Mr. Li was a senior finance supervisor of Shenzhen KFC Ltd. from October 2002 to December 2004, and a finance supervisor of PARKnSHOP Southern China Ltd., one of the largest supermarket chains in China, from July 1998 to September 2002. Mr. Li has a Bachelor’s degree in Economics from Shenzhen University.

SHUSHENG GUO.  Mr. Guo became a Director on May 1, 2008.  Mr. Guo has more than nine years of executive experience.  From June 2004 to April 2008, Mr. Guo served as a general manager of Spain Jinxin Trading Company, a company engaged in the business of importing apparel and shoes.  Before joining Spain Jinxin Trading Company, Mr. Guo was the Vice General Manager of Guangdong Jinjiufang Liquor Co., Ltd. from December 1999 to June 2004.  Mr. Guo holds a Bachelor’s degree from Guangzhou Leader Training College.

Directors are elected until their successors are duly elected and qualified.

Family Relationships

There are no family relationships among our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is not subject to Section 16(a) of the Exchange Act.

Code of Ethics

We have a code of ethics that applies to members of our board of directors, officers, managers, supervisors, secretaries reporting to officers or mangers, and other employees who may be selected from time to time. The code of ethics addresses, among other things, ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the code of ethics has been filed as Exhibit 14.1 to our Current Report on Form 8-K filed on January 4, 2008. We are in the process of building up the Company website. Once our website is available, we will make the code of ethics available on the website.  Thereafter, any amendments or waivers to the code of ethics will be posted on our website within four business days of such amendment or waiver. Until such time, however, any amendments or waivers to our code of ethics with respect to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, will be filed with the SEC in a Current Report on Form 8-K.

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert serving on the audit committee.  Our entire board of directors currently is responsible for the functions that would otherwise be handled by an audit committee. However, we intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee, among other duties, will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

Item 11.  Executive Compensation.

The following is a summary of the compensation paid by the Company to Jingjun Hu, who was our Chief Executive Officer from April 1, 2008 until January 1, 2009, for the year ended December 31, 2008 and the period from September 10, 2007 (date of inception) to December 31, 2007, respectively.  No executive officer of the Company received compensation in excess of $100,000 for any of these two years.

Summary Compensation Table – 2007 and 2008

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jingjun Hu (Principal Executive Officer)	2008	58,060(1)	-0-	-0-	-0-	-0-	-0-	-0-	58,060
	2007	-0-(2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)  Ms. Hu was compensated at a rate of HKD 50,000 per month beginning April 1, 2008.  Ms. Hu did not receive any compensation prior to April 1, 2008.  The figures in the above table are provided in U.S. dollars using a conversion ratio of 1 U.S. dollar = 7.75055 HKD.  This conversion ratio was obtained on the currency conversion website www.xe.com on March 23, 2009.

(2)  No compensation was awarded to, earned by, or paid to any of our named executive officers or directors during 2007 because we were not operating at that time.

Employment Agreements

We had a written employment agreement with Jingjun Hu.  Pursuant to this employment agreement, Jingjun Hu became our CEO on April 1, 2008, and was paid a monthly salary of HKD 50,000, or approximately $6,447, until her resignation from the position of CEO on January 1, 2009.  Each executive officer is also eligible to participate in our bonus program and any future stock option plans (including the EIP, once it becomes effective), as appropriate to their respective position levels.

Our employment agreement with Ms. Hu is “at will” and either we or she may terminate her employment any time with or without advance notice.  Her employment agreement also contains covenants prohibiting her from engaging in any business other than our business during their employment with us or disclosing any confidential information regarding our Company, both during her employment and after the termination of employment.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2008.  We do not currently have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options. However, on March 30, 2009 our board of directors adopted the EIP, which will become effective on April 1, 2009.

Compensation of Directors

There have been no fees earned or paid in cash for services to our directors, and we have no current plans to pay such fees to our directors in the future. No stock or stock options or other equity incentives were awarded to our directors during the fiscal year ended December 31, 2008. We do not have non-equity incentive or deferred compensation plans that our directors may participate in.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of [March 30], 2009 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers named in the Summary Compensation Table in Item 11 above and each of our directors; and (iii) by all of our executive officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of The Hong Kong Winalite Group Limited, 606, 6/F, Ginza Plaza, 2A Sai Yeung Choi Street South, Mongkok, Kowloon, Hong Kong.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Officers and Directors
Jingjun Hu	Chairperson and President	Common stock $0.001 par value	43,705,000	87.9%
Hongxing Gao	Chief Executive Officer and Director	Common stock $0.001 par value	0	*
Jianquan Li	Chief Financial Officer	Common stock $0.001 par value	0	*
Wei Li	Secretary and Director	Common stock $0.001 par value	0	*
Shusheng Guo	Director	Common stock $0.001 par value	0	*
All officers and directors as a group (5 persons named above)		Common stock $0.001 par value	43,705,000	87.9%
5% Securities Holder
Jingjun Hu	Chairperson and President	Common stock $0.001 par value	43,705,000	87.9%
* Less than 1%

(1)  Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2) As of March 30, 2009, a total of 49,740,933 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1).  For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

Securities Authorized for Issuance under Equity Compensation Plans

On March 30, 2009 our board of directors adopted an equity incentive plan, or EIP, that provides for the issuance of in order to retain, attract and motivate officers, employees, directors, and consultants.  The EIP, which will become effective on April 1, 2009, will provide for the issuance of up to 4,295,000 shares of our common stock to officers, employees, directors and consultants in the form of stock options (both incentive and nonstatutory), restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and other share-based awards.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	4,295,000(1)
Total	0	0	4,295,000(1)

(1) These shares will become available for issuance under the EIP following its effectiveness on April 1, 2009.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2008 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Item 11. Executive Compensation”).  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

•
On October 30, 2007, Winalite entered into a financial advisory agreement, or FAA, with HFG International, Limited, a Hong Kong corporation, or HFG.  Under the FAA, HFG agreed to provide Winalite with financial advisory and consulting services in implementing a restructuring plan, facilitating Winalite’s going public transaction, and advising Winalite on matters related to Winalite’s post-going-public-transaction period.  In consideration for these services, HFG was paid a fee of $80,000 after completion of a due diligence investigation of Winalite and a fee of $400,000 upon the closing of the going public transaction, $400,000 of which was paid during 2008.  Winalite also granted HFG certain registration rights.  Timothy P. Halter, who immediately prior to consummation of the transactions contemplated by the Exchange Agreement beneficially owned approximately 87.5% of our issued and outstanding capital stock, is the principal stockholder and Chief Financial Officer of HFG International, Limited.

•
Prior to February 2, 2009, we sub-leased our previous office space from Hong Kong Yuelang International Electronic Commerce Co., Limited, or HKY, pursuant to a verbal agreement for an indefinite term. We paid HKY HK$21,503 (approximately $2,756) per month under this sub-lease.  Our Chairperson and President, Ms. Jingjun Hu, was also a director of HKY at the time we entered into this verbal agreement.  Ms. Hu resigned as a director of Yuelang in December 2007.

•
From time to time since Winalite’s inception in September 2007, Ms. Hu has made loans to Winalite in order to pay Winalite’s general and administrative expenses.  As of December 31, 2008, such loans totaled approximately $755,466. The loans are short term and non-interest bearing.

Except as set forth in our discussion above, none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

We currently do not have any independent directors, using the definition contained in the rules of the Nasdaq Stock Market.

Item 14.  Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm’s Fees

During the period from September 10, 2007 (date of inception) to December 31, 2007 and the fiscal year ended December 31, 2008, fees for services provided by PKF Certified Public Accountants, Hong Kong were as follows:

	Period from September 10, 2007 (date of inception) to December 31, 2007	Year Ended December 31, 2008
Audit Fees	$20,142	$53,075
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$20,142	$53,075

 “Audit Fees” consisted of fees billed for professional services rendered by our registered independent public accounting firm for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the firm in connection with statutory and regulatory filings or engagements.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the firm’s independence from us. In accordance with its policies and procedures, our Board pre-approved all of the audit and non-audit service performed by our auditor for our consolidated financial statements as of and for the year ended December 31, 2008.

PART IV

Item 15.                      Exhibits.

(a)           Index to Consolidated Financial Statements

(b)	Exhibits
2.1
Share Exchange Agreement, dated December 28, 2007, among the Company, The Hong Kong Winalite Group Limited and its stockholders (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 4, 2008).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 11, 2008).

3.2	Amended and Restated Bylaws of the Company adopted on December 28, 2007 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 4, 2008).

10.1*	Form of Restricted Stock Purchase Agreement (filed herewith).

10.2
Financial Advisory Agreement, dated October 30, 2007, by and between HFG International, Limited and Winalite (named therein as Yuelang International Co, Ltd) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 4, 2008).

10.3
Master Purchase and Supply Agreement, dated as of May 1, 2008, between Winalite and Shenzhen Yuelang Techno Industrial Co., Ltd (incorporated by reference to the Company’s Current Report on Form 8-K dated May 7, 2008).

10.4	Form of Exclusive International Distribution Agreement (incorporated by reference to the Company’s Current Report on Form 8-K dated May 7, 2008).

10.5	Form of Consulting and Management Services Agreement (incorporated by reference to the Company’s Current Report on Form 8-K dated May 7, 2008).

10.6	Form of License Agreement (incorporated by reference to the Company’s Current Report on Form 8-K dated May 7, 2008).

10.7	Employment Agreement, dated April 1, 2008, by and between the Company and Jingjun Hu (+) (incorporated by reference to the Company’s Current Report on Form 8-K dated April 4, 2008).

10.8	Employment Agreement, dated April 1, 2008, by and between the Company and Jianquan Li (+) (incorporated by reference to the Company’s Current Report on Form 8-K dated April 4, 2008).

10.9	Employment Agreement, dated November 24, 2008, by and between the Company and Wei Li (+) (incorporated by reference to the Company’s Current Report on Form 8-K dated November 26, 2008).

10.10	Employment Agreement, dated January 1, 2009, by and between the Company and Hongxing Gao (+) (incorporated by reference to the Company’s Current Report on Form 8-K/A dated January 7, 2009).

10.11*	The Company’s 2009 Equity Incentive Plan (+) (filed herewith).

14.1	Business Ethics Policy & Code of Conduct for the Company adopted on March 12, 2004 (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on January 4, 2008).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed on January 4, 2008).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350.

* Filed herewith.

** Furnished herewith.

(+) Management contract or compensation plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HONG KONG WINALITE GROUP, INC.

Dated: March 30, 2009

	By:	/s/ Hongxing Gao
Hongxing Gao
Director and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ Jingjun Hu	Chairperson and President	March 30, 2009
Jingjun Hu

/s/ Hongxing Gao	Director and Chief Executive Officer	March 30, 2009
Hongxing Gao	(principal executive officer)

/s/ Jianquan Li	Chief Financial Officer	March 30, 2009
Jianquan Li	(principal financial and accounting officer)

/s/ Wei Li	Director and Secretary	March 30, 2009
Wei Li

/s/Shusheng Guo	Director	March 30, 2009
Shusheng Guo