Form 10-Q
period 2009-03-31
HONG KONG WINALITE GROUP, INC.
filed 2009-05-15
CIK 1059885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

1204-06, 12/F
WAI FUNG PLAZA, 664 NATHAN ROAD,
MONGKOK, KOWLOON, HONG KONG
(Address of principal executive offices, Zip Code)
(852) 2388-3928
(Registrant’s telephone number, including area code)

606, 6/F, Ginza Plaza, 2A Sai Yeung Choi Street South, Mongkok, Kowloon, Hong Kong
 ________________________________________________________________________________
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

Yes  ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐     No   ☐

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2009 is as follows:
Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	49,740,933

i

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding our expected working capital levels and needs; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of belief or intention; and any statements of assumptions underlying any of the foregoing. Forward looking statements may involve risks and uncertainties, known or unknown to us, that could cause results to differ materially from management’s expectations as projected in such forward-looking statements.  These risks and uncertainties are discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and subsequent SEC filings.  All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

ii

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Hong Kong Winalite Group, Inc.

Condensed Consolidated Financial Statements
For the three months ended
March 31, 2009 and 2008

(Stated in US Dollars)

Hong Kong Winalite Group, Inc.
Condensed Consolidated Financial Statements

Three months ended March 31, 2009 and 2008

Index to Condensed Consolidated Financial Statements

Pages
Condensed Consolidated Statements of Income and Other Comprehensive Income	3
Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6-13

Hong Kong Winalite Group, Inc.
Condensed Consolidated Statements of Income and Other Comprehensive Income
Three months ended March 31, 2009 and 2008
(Unaudited)
(Stated in US Dollars)

	Three months ended
	March 31,
	2009	2008

Revenues	$2,601,184	$-

Cost of sales	(1,308,161)	-

Gross profit	1,293,023	-

Administrative expenses	(131,920)	(56,243)

Income/(loss) before income taxes	1,161,103	(56,243)

Income taxes - Note 5	(170,518)	-

Net income/(loss)	$990,585	$(56,243)

Other comprehensive expense
Foreign currency translation adjustments	(409)	(1,790)

Total comprehensive income/(loss)	$990,176	$(58,033)

Earnings/(loss) per share - basic and diluted	$0.02	$(0.001)

Weighted average shares outstanding
- basic and diluted	49,740,933	49,740,933

See accompanying Notes to Condensed Consolidated Financial Statements

Hong Kong Winalite Group, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2009 and December 31, 2008
(Stated in US Dollars)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current assets
Trade receivables (net of allowance for doubtful account of $Nil in 2009 and 2008)	$3,266,005	$2,622,583
Other receivables	49,864	88,607
Cash and cash equivalents	363,035	307,558

Total current assets	3,678,904	3,018,748
Property, plant and equipment, net - Note 6	177,147	130,591

TOTAL ASSETS	$3,856,051	$3,149,339

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$217,990	$1,127,986
Sales deposits received	1,024,723	-
Other payables	227,273	207,812
Accrued expenses	82,076	21,286
Amount due to a director - Note 8	105,830	755,466
Tax payable	314,530	143,336

Total current liabilities	1,972,422	2,255,886
Deferred taxes	15,514	15,514

TOTAL LIABILITIES	1,987,936	2,271,400

COMMITMENT AND CONTINGENCIES - Note 9

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.001 per share;
authorized 1,000,000 shares; none issued and outstanding
Common stock: par value $0.001 per share - Note 10
authorized 500,000,000 shares; issued and outstanding 49,740,933 shares	49,741	49,741
Additional paid in capital – Note 10	19,079	19,079
Accumulated other comprehensive income	4,845	5,254
Retained earnings	1,794,450	803,865

TOTAL STOCKHOLDERS’ EQUITY	1,868,115	877,939

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,856,051	$3,149,339

See accompanying Notes to Condensed Consolidated Financial Statements

Hong Kong Winalite Group, Inc.
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2009 and 2008
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities
Net income/(loss)	$990,585	$(56,243)
Adjustment to reconcile net income/(loss) to net cash
provided by/(used in) operating activities:
Depreciation	6,204	-
Changes in operating assets and liabilities:
Trade receivables	(643,272)	-
Other receivables	38,733	(2,162)
Trade payables	(909,765)	-
Sales deposits received	1,024,485	-
Other payables	19,457	(453,346)
Accrued expenses	60,777
Tax payable	170,518	-

Net cash flows provided by/(used in) operating activities	757,722	(511,751)

Cash flows from investing activities
Payments to acquire property, plant and equipment	(52,758)	-

Net cash flows used in investing activities	(52,758)	-

Cash flows from financing activities
(Repayment to)/advance from a director	(649,485)	545,917

Net cash flows (used in)/provided by financing activities	(649,485)	545,917

Effect of exchange rate changes on cash	(2)	233

Net increase in cash and cash equivalents	55,477	34,399

Cash and cash equivalents - beginning of period	307,558	61,500

Cash and cash equivalents - end of period	$363,035	$95,899

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

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

On October 30, 2007, the subsidiary of the Company, The Hong Kong Winalite Group Limited (“Winalite”), a limited company incorporated in Hong Kong, entered into a financial advisory agreement (“FAA”), with HFG International Limited (“HFG”), a Hong Kong corporation.  Under the FAA, HFG agreed to provide Winalite with financial advisory and consulting services in implementing a restructuring plan, facilitating Winalite’s going public transaction, and advising Winalite on matters related to Winalite’s post-going-public-transaction period.  In consideration for these services, HFG was paid a fee of $80,000 after completion of a due diligence investigation of Winalite and a fee of $400,000 following the closing of the going public transaction during 2008. Winalite also granted HFG certain registration rights.  Timothy P. Halter, who immediately prior to consummation of the transactions contemplated by the Share Exchange Agreement beneficially owned approximately 87.5% of the Company issued and outstanding capital stock, is the principal shareholder and Chief Financial Officer of HFG.

Pursuant to a Share Exchange Agreement dated December 28, 2007, the Company acquired a 100% ownership interest in Winalite on September 10, 2007, in consideration for the issuance of the Company’s 48,000,000 common shares (as adjusted for a 7.352380958-for-1 reverse stock split on January 7, 2008 (the “Reverse Stock Split”)) to the former shareholders of Winalite (the “Winalite Former Shareholders”).

The aforesaid transaction was completed on December 28, 2007 and thereafter Winalite became a wholly owned subsidiary of the Company and the Winalite Former Shareholders became the majority shareholders of the Company.  This transaction constituted a reverse takeover transaction (“RTO”).

On May 1, 2008, the Company entered in a master purchase and supply agreement ("MPSA”) with Shenzhen Yuelang Techno Industrial Company Limited ("Yuelang"), an independent third party. Pursuant to the MPSA, the Company will purchase certain products from Yuelang at prices set out in the MPSA. The MPSA has an indefinite term but may be terminated on six months’ notice by either party or upon specified events, such as the insolvency of either party.

Hong Kong Winalite Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

1.         Corporate information   (Cont'd)

On May 1, 2008, the Company entered into the following agreements with independent distributors ("Distributors"), namely the exclusive international distribution agreements ("Distribution Agreements"), consulting and management services agreements ("Services Agreements") and license agreements ("License Agreements").  Pursuant to the Distribution Agreements, the Distributors will purchase products from the Company and resell those products through direct marketing and/or other channels in their assigned and exclusive territories. The Distribution Agreements have an initial term of five years, which will be automatically renewed for additional one year period unless the Company indicates in writing its desire to the contrary more than thirty days before the end of the term. Pursuant to the Services Agreements, the Company has agreed to provide certain consulting and management services to the Distributors at a pre-determined hourly rate agreed by both parties.  The Services Agreements may be terminated at any time by the Company, and upon sixty days’ advance notice by the Distributors, by written notice delivered to the non-terminating party.  Pursuant to the License Agreements, the Company has agreed to license to each Distributor certain intellectual property solely for use in their assigned and exclusive territories in connection with the marketing, sale and distribution of the Company’s products. Each Distributor has agreed to pay the Company a license fee in an amount equal to 10% of the monetary amount of Distributor’s orders for the products placed with the Company. The License Agreements will expire when the Distribution Agreements are terminated.

2.         Description of business

The Company is a holding company that operates through its direct, wholly-owned Hong Kong subsidiary, Winalite. The Company had been in development stage until May 2008. Following the RTO as detailed in Note 1, the Company through its subsidiary commenced its business in marketing and selling personal health and hygiene products in May 2008.

3.       Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods have been made.  Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Hong Kong Winalite Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

4.         Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Winalite.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Revenue recognition

Revenue from sales of the products and license fees are recognized when the significant risks and rewards of ownership of the product have been transferred to the distributors at the time when the products are delivered to its customers, the sales price is fixed or determinable and collection is reasonably assured.

Allowance of doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of trade receivables.  A considerable amount of judgment is required in assessing the amount of the allowance.

During the reporting period, management establishes the general provisioning policy to make allowance equivalent to 100% of the gross amount of trade receivables due over 1 year.  Additional specific provision is made against trade receivables aged less than 1 year to the extent that they are considered to be doubtful. Bad debts are written off when identified.

Hong Kong Winalite Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

4.         Summary of significant accounting policies (Cont’d)

Concentrations on credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivables.  As of March 31, 2009, substantially all of the Company’s cash and cash equivalents were held by major financial institutions in Hong Kong, which management believes are of high credit quality.  With respect to trade receivables, the Company does not require collateral for trade receivables.

During the reporting periods, customers who represented 10% or more of the Company’s consolidated sales are:

	Three months ended
	March 31,
	(Unaudited)
	2009	2008

Winalite Japan Co. Ltd*	$457,852	$-
Winalite Global Sdn Bhd*	650,195	-

Total	$1,108,047	$-

* All these customers are independent third party distributors.

Recently issued accounting pronouncements

In April 2009, the Financial Accounting Standards and Board (“ FASB”) issued three FASB Staff Positions (“FSPs”) to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS No.157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No.157. FSP FAS No.107-1 and APB No.28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS No.115-2 and FAS No.124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of these FSPs for the period ended March 31, 2009. The adoption of these FSPs had no material effect on the Company's financial statements.

Hong Kong Winalite Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

4.         Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice.  The adoption of this statement had no material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The adoption of this statement had no material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”.  SFAS No.160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The guidance will become effective for the fiscal year beginning after December 15, 2008.  The adoption of this statement had no material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement had no material effect on the Company's financial statements.

Hong Kong Winalite Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

5.         Income taxes

United States

The Company is subject to the United States of America tax law.  No provision for the US federal income tax has been made as the Company had no taxable income for the reporting period.  The statutory tax rate is 35%.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to profit tax rate of 16.5% on the estimated assessable profits.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  This Interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  The Company adopted FIN 48 on January 1, 2007.  Management evaluated the Company’s tax position and considered that additional provision for uncertainty in income taxes is not necessary as of March 31, 2009.

6.         Property, plant and equipment

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Costs:
Office equipment	$2,012	$-
Leasehold improvements	50,748	-
Motor vehicles	130,591	130,591

	183,351	130,591
Accumulated depreciation	(6,204)	-

Net	$177,147	$130,591

7.         Earnings/(loss) per share

During the reporting period, the Company did not issue any dilutive instruments. Accordingly, the reported basic and diluted earnings/(loss) per share are the same.

8.         Amount due to a director

The amount is interest-free, unsecured and repayable on demand.

Hong Kong Winalite Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

9.         Commitment and contingencies

     (a)  Capital commitment

As of March 31, 2009, the Company had no capital commitments.

     (b)  Operating lease arrangement

As of March 31, 2009, the Company had a non-cancelable operating lease for its office.  The lease will expire in February 2011 and the  expected payments are as follows:

Within one year	$76,778
Two to five years	115,059

$191,837

The rental expense relating to the operating lease was $11,847 and nil for the three months ended March 31, 2009 and 2008, respectively.

10.       Common stock and additional paid-in capital

	Common stock
	Number of
	shares as
	adjusted for		Additional
	Reverse		paid-in
	Stock Split	Amount	capital

Issuance of shares for RTO	48,000,000	$48,000	$(48,000)
Issuance of shares of Winalite	-	-	61,645
Recapitalization	1,740,933	1,741	5,434

Balance, December 31, 2008 and March 31, 2009	49,740,933	$49,741	$19,079

(a)
On December 28, 2007, the Company issued 48,000,000 shares as adjusted for the Reverse Stock Split of common stock, par value $0.001 per share, to the Winalite Former Shareholders in exchange for 100% of the outstanding capital stock of Winalite.

(b)
The Company’s issued and outstanding number of shares of common stock immediately prior to the RTO is 1,740,933 shares as adjusted for the Reverse Stock Split, and are accounted for at $7,175 of net book value at the time of the RTO.

Hong Kong Winalite Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

10.       Common stock and additional paid-in capital (Cont'd)

(c)
On January 7, 2008, the Company implemented a 7.352380958-for-1 Reverse Stock Split.  Immediately following the Reverse Stock Split, the Company has 49,740,933 shares of common stock issued and outstanding.  The effect of Reverse Stock Split has been retroactively reflected in these financial statements.  All references to weighted average number of shares outstanding and per share amounts included in the accompanying financial statements and notes reflect the Reverse Stock Split and its retroactive effects.

11.       Segment information

The Company operates in a single segment, being marketing and selling personal health and hygiene products.

All of the Company’s long-lived assets are located in Hong Kong.  Geographic information about the revenues classified based on locations of the customers, is set out as follows:

	Three months ended
	March 31
	(Unaudited)
	2009	2008

USA	$223,673	$-
Japan	503,637	-
Malaysia	715,215	-
Korea	207,019	-
Philippines	154,046
Lithuania	172,909	-
Germany	157,033	-
Peru	157,190	-
Australia	106,959
Others	203,503	-

Total	$2,601,184	$-

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references to “we,” “us,” “our,” or “the Company” are references to the combined business of Hong Kong Winalite Group, Inc., a Nevada corporation, and its wholly-owned Hong Kong operating subsidiary, The Hong Kong Winalite Group Limited, or Winalite. Unless the context otherwise requires, all references to: (i) “PRC” and “China” are to the People’s Republic of China; (ii) “$” are to United States dollars; (iii) “HK Dollars” are to Hong Kong dollars, the legal currency of Hong Kong; (iv) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; and (v) “SEC” are to the U.S. Securities and Exchange Commission.

Overview

We are a holding company that only operates through our direct, wholly-owned Hong Kong subsidiary, The Hong Kong Winalite Group Limited, or Winalite. We started our business in marketing and selling personal health and hygiene products in early May 2008. We procure all of the goods that we sell from an independent manufacturer in the mainland China and sell them to consumers internationally through our contracted direct-selling distributors and wholesale and retail establishments.  We generate our revenues in three principal ways: from the resale at a profit of products manufactured to our specifications, from the delivery of consulting, management, technical, marketing, financial and/or other services to our distributors, and from the license of the Winalite mark and brand to the manufacturer and distributors of our products.

Our products are manufactured by an independent third party, Shenzhen Yuelang Techno Industrial Company Limited, or the Manufacturer, under a master purchase and supply agreement, or MPSA, entered into on May 1, 2008.  Pursuant to the MPSA, we purchase our products from the Manufacturer on an open account basis pursuant to separate purchase orders and resell those products to certain distributors as more particularly described below.  The prices we pay for the products are set by the MPSA and may only be changed by agreement of the parties.  The Manufacturer is responsible for marking and labeling the products and their packaging, and for quality control according to the specifications set forth in the MPSA and subject to our inspection.  With the exception of the PRC market, the Manufacturer is required to supply exclusively to us and is not permitted to manufacture or sell the same or functionally equivalent products to any other party.

We currently sell the products in Malaysia, Taiwan, Indonesia, Singapore, Thailand, Vietnam, the Philippines, the USA, Peru, Japan, Korea and Georgia pursuant to exclusive international distribution agreements, or Distribution Agreements that we entered into with twelve independent third party distributors, or the Distributors on May 1, 2008 (seven agreements), August 25, 2008 (one agreement), December 1, 2008 (two agreements), January 10, 2009 (one agreement) and February 1, 2009 (one agreement).  The Distributors purchase from us the products we buy from the Manufacturer, and resell those products through direct marketing and/or other channels in their assigned, exclusive territories.  The Distributors are responsible for promoting sales of our products in their territories, maintaining adequate sales forces, and other customary functions.  As we expand, we anticipate appointing additional distributors for new territories.

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

To increase our product variety and increase profits, we entered into a Supply Agreement with MYWATER, INC. on September 12, 2008 and ordered a new product called the Energy Stone. The functions of the Energy Stone are (1) accelerating blood circulation; (2) relieving pain; (3) improving the power of concentration; (4) relieving fatigue; (5) stabilizing autonomic nervous system; and (6) accelerating metabolism by activating cellular functions.  The Company starts the distribution in January 01, 2009.

We classify the products that we sell into five categories: (1) ultra-thin regular anionic sanitary pads; (2) ultra-thin long anionic sanitary pads; (3) anionic pantiliners; (4) baby diapers and (5) energy stones.  The sanitary pads, pantiliners and baby diapers that we sell are patented in the PRC and such patents are owned by the Manufacturer. These products have been tested by various independent Chinese agencies, including SGS-CSTC Standards Technical Services Co., Ltd., Shanghai Textile Industry Technology Intendance, National Paper Product Quality Control Institution Shanghai Office, and East China Normal University.

First Quarter Financial Performance Highlights

We experienced strong demand for our products and services during the first fiscal quarter of 2009, which resulted in growth in our revenues and net income.

The following are some financial highlights for the first quarter of 2009:

•	Our revenues were $2,601,184.

•	Gross margin was 49.71%.

•	Gross profit was $1,293,023.

•	Net income was $990,585.

•	Basic and diluted earnings per share were $0.02.

Results of Operations: Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The following table summarizes the results of our operations during the three-month period ended March 31, 2009.  We were not operating during the three-month period ended March 31, 2008 and have therefore provided no data for such period.

Item	Three Months Ended March 31, 2009
	In Thousands	As a percentage of net revenues
Revenues	$2,601	100%
Cost of sales	$(1,308)	50.29%

Gross profit	$1,293	49.71%

Operating expenses	$(132)	5.07%

Income before income taxes	$1,161	44.64%
Income taxes	$(171)	6.57%

Net income	$990	38.07%

Revenues.  Our revenues are generated from sales and license fee income of our personal health and hygiene products.  Revenues were $2,601,184 for the three-month period ended March 31, 2009. We are principally a trading company. Goods are directly purchased from suppliers and sold to distributors. Revenues were rather stable since we have signed agreement with each distributor.

Cost of Sales.   Our cost of sales was $1,308,161 for the three-month period ended March 31, 2009.  As a percentage of revenues, the cost of goods sales during such period was 50.29%. Cost of sales represented the cost of purchase from suppliers.

Gross Profit.    Our gross profit was $1,293,023 for the three-month period ended March 31, 2009.  Gross profit as a percentage of revenues during such period was 49.71%.

Operating Expenses.   Our operating expenses were $131,920 for the three-month period ended March 31, 2009.  As a percentage of revenues, operating expenses during such period was 5.07%. Our operating expenses mainly represented the salary, office rental expenses and legal fee expenses. By expanding our business, we plan to recruit more staff in future.

Income before Income Taxes.  Income before income taxes was $1,161,103 for the three-month period ended March 31, 2009.  Income before income taxes as a percentage of revenues during such period was 44.64%.

Income Taxes:

United States

The Company is subject to the United States of America tax law.  No provision for the US federal income tax has been made as the Company had no taxable income for the reporting period.  The statutory tax rate is 35%.

Hong Kong

The Company is subject to a profits tax rate of 16.5% on the estimated assessable profits during the reporting period.

Income Taxes.  Income taxes were $170,518 for the three-month period ended March 31, 2009.  Income taxes as a percentage of revenues during such period were 6.57%.

Net Income.  Our net income was $990,585 or the three-month period ended March 31, 2009.  Net income as a percentage of revenues during such period was 38.07%.

Segment Information

The Company operates in a single segment, being the marketing and sale of personal health and hygiene products.  Additional information can be found at Note 11 of our unaudited condensed consolidated financial statements contained under Part I, Item 1 – “Financial Statements” above.

Inflation

Inflation does not materially affect our business or the results of our operations.

Liquidity and Capital Resources

General

As of March 31, 2009, we had cash and cash equivalents (excluding restricted cash) of $363,035. The following table provides detailed information about our net cash flow for the three-month period ended March 31, 2009.

Item	Cash Flow Three Months Ended March 31, 2009
Net cash provided by operating activities	$757,722
Net cash used in investing activities	$(52,758)
Net cash used in financing activities	$(649,485)
Effect of exchange rate changes on cash	$(2)
Cash and cash equivalents, beginning of period	$307,558
Cash and cash equivalents, end of period	$363,035

Operating Activities

Net cash provided by operating activities was $757,722 for the three-month period ended March 31, 2009. Such amount of cash provided by operating activities was mainly attributable to the sales of our products during the three-month ended March 31, 2009.

Investing Activities

Net cash used in investing activities was $52,758 for the three-month period ended March 31, 2009. Such amount of cash used in investing activities was attributable to purchasing office equipment and leasehold improvements.

Financing Activities

Net cash used in financing activities was $649,485 for the three-month period ended March 31, 2009. Such amount of cash used in financing activities was attributable to the repayment of advance from our Chairperson and President, Ms. Hu, as described below.

As of March 31, 2009, we had no bank loans or other debt outstanding other than amounts due to our Chairperson and President, Ms. Hu. During 2008, our Chairperson and President, Ms. Hu, provided approximately 5.9 million HK Dollars as working capital to the Company.  The Company had repaid approximately 5.04 million HK Dollars to Ms. Hu. during the three-month ended period March 31, 2009. The amount is interest-free, unsecured and repayable on demand.

Effect of Exchange Rate Changes on Cash

The effect of exchange rate changes on the Company’s cash was $2 for the three-month period ended March 31, 2009.

Outlook

In 2009, we intend to develop relationships with many other distributors in new countries.  We expect to continue to develop new products, and to enter into agreements with additional distributors for distribution of our products both within China and other countries.  We expect that our revenues will continue to increase as we expand into new markets and increase our market share within existing markets.

Critical Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Winalite.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Revenue recognition

Revenue from sales of the products and license fees are recognized when the significant risks and rewards of ownership of the product have been transferred to the buyer distributors at the time when the products are delivered to its customers, the sales price is fixed or determinable and collection is reasonably assured.

Allowance of doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of trade receivables.  A considerable amount of judgment is required in assessing the amount of the allowance.

During the reporting period, management establishes the general provisioning policy to make allowance equivalent to 100% of the gross amount of trade receivables due over 1 year.  Additional specific provision is made against trade receivables aged less than 1 year to the extent that they are considered to be doubtful. Bad debts are written off when identified.

Concentrations on credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivables.  As of March 31, 2009, substantially all of the Company’s cash and cash equivalents were held by major financial institutions in Hong Kong, which management believes are of high credit quality.  With respect to trade receivables, the Company does not require collateral for trade receivables.

During the reporting periods, customers who represented 10% or more of the Company’s consolidated sales are:

	Three months ended
	March 31,
	(Unaudited)
	2009	2008

Winalite Japan Co. Ltd*	$457,852	$-
Winalite Global Sdn Bhd*	650,195	-

Total	$1,108,047	$-

* All these customers are independent third party distributors.

Recently issued accounting pronouncements

In April 2009, the Financial Accounting Standards and Board (“ FASB”) issued three FASB Staff Positions (“FSPs”) to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS No.157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No.157. FSP FAS No.107-1 and APB No.28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS No.115-2 and FAS No.124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of these FSPs for the period ended March 31, 2009. The adoption of these FSPs had no material effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice.  The adoption of this statement had no material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The adoption of this statement had no material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”.  SFAS No.160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The guidance will become effective for the fiscal year beginning after December 15, 2008.  The adoption of this statement had no material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement had no material effect on the Company's financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation under the supervision of the Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009. Based on the aforementioned evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 6.  EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

No.	Description

10.1	Employment Agreement, dated January 1, 2009, by and between the Company and Hongxing Gao (incorporated by reference to the Company’s Current Report on Form 8-K/A dated January 7, 2009).

10.2	The Company’s 2009 Equity Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350.

* Filed herewith.
** Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2009	HONG KONG WINALITE GROUP, INC.

By: /s/ Hongxing Gao Hongxing Gao Chief Executive Officer (Principal Executive Officer)

By: /s/ Jianquan Li Jianquan Li Chief Financial Officer (Principal Financial and Accounting Officer)