Form 10-Q
period 2009-06-30
HONG KONG WINALITE GROUP, INC.
filed 2009-11-06
CIK 1059885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2009

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 6, 2009, is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	49,740,933

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, brand development, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; and any statements of assumptions underlying any of the foregoing.  Forward looking statements may involve risks and uncertainties, known or unknown to us, that could cause results to differ materially from management’s expectations as projected in such forward-looking statements.  These risks and uncertainties are discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and subsequent SEC filings.  All forward-looking statements included in this report are based on information available to us on the date of this report.  We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

ii

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Hong Kong Winalite Group, Inc.

Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2009

(Stated in US dollars)

(Unaudited)

Hong Kong Winalite Group, Inc.

Condensed Consolidated Financial Statements

Hong Kong Winalite Group, Inc.
Condensed Consolidated Statements of Income
Three month and six month periods ended June 30, 2009 and 2008
(Unaudited)
(Stated in US Dollars)

	Three Month Period		Six Month Period
	Ended June 30		Ended June 30
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$2,483,702	$955,327	4,848,415	$955,327

License fee income	248,370	95,532	484,841	95,532

Revenues	2,732,072	1,050,859	5,333,256	1,050,859

Cost of sales	(1,489,548)	(573,925)	(2,797,709)	(573,925)

Gross profit	1,242,524	476,934	2,535,547	476,934

Administrative expenses	(402,503)	(103,487)	(534,423)	(163,733)

Income before income taxes	840,021	373,447	2,001,124	313,201

Income taxes - Note 5	(175,291)	-	(345,809)	-

Net income	664,730	373,447	1,655,315	313,201

Earnings per share-basic and diluted	0.013	0.008	0.033	0.006

Weighted average shares outstanding
- basic and diluted	49,740,933	49,740,933	49,740,933	49,740,933

See accompanying Notes to Condensed Consolidated Financial Statements.

Hong Kong Winalite Group, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

	As of	As of
	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current assets

Cash and cash equivalents	358,296	307,558

Trade receivables (net of allowance for doubtful account of US$207,770 in 2009 and US$0 in 2008)	$3,994,236	$2,622,583

Loan receivables - Note 13	1,149,703	-

Other receivables and prepayments	47,924	88,607

Total current assets	5,550,159	3,018,748

Property, plant and equipment, net - Note 6	184,226	130,591

TOTAL ASSETS	$5,734,385	$3,149,339

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities

Trade payables	$1,205,861	$1,127,986

Sales deposit received	1,277,252	-

Other payables	14,304	207,812

Accrued expenses	97,829	21,286

Amount due to a director - Note 8	105,830	755,466

Tax payable	489,795	143,336

Total current liabilities	3,190,871	2,255,886

Deferred taxes	15,514	15,514

TOTAL LIABILITIES	3,206,385	2,271,400

COMMITMENT AND CONTINGENCIES - Note 9

STOCKHOLDERS’ EQUITY

Preferred stock: par value $0.001 per share;
authorized 1,000,000 shares;
none issued and outstanding

Common stock: par value $0.001 per share - Note 10
authorized 500,000,000 shares; issued and
outstanding 49,740,933 shares	49,741	49,741

Additional paid in capital	19,079	19,079

Accumulated other comprehensive income	-	5,254

Retained earnings	2,459,180	803,865

TOTAL STOCKHOLDERS’ EQUITY	2,528,000	877,939

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,734,385	$3,149,339

See accompanying Notes to Condensed Consolidated Financial Statements.

Hong Kong Winalite Group, Inc.
Condensed Consolidated Statements of Cash Flows
Six month period ended June 30, 2009 and 2008
(Unaudited)
(Stated in US Dollars)

	Six Month Period Ended June 30
Cash flows from operating activities	2009	2008
	(Unaudited)	(Unaudited)

Net income	$1,655,315	$313,201

Adjustment to reconcile net income to net cash
provided by operating activities:

Allowance for doubtful debts	207,770	-

Depreciation	22,528	-

Changes in operating assets and liabilities :

Trade receivables	(1,579,423)	(842,091)

Other receivables and prepayments	40,683	(97,695)

Trade payables	77,875	573,925

Sales deposit received	1,277,252	-

Other payables	(193,508)	-

Accrued expenses	76,543	(408,234)

Tax payable	346,459	-

Net cash flows provided by/(used in) operating activities	1,931,494	(460,894)

Cash flow from investing activities

Advance to a third party	(1,149,703)	-

Payments to acquire property, plant and equipment	(76,163)	-

Net cash flows used in investing activities	(1,225,866)	-

Cash flow from financing activities

(Repayment to)/advance from a director	(649,636)	629,312

Net cash flows (used in) /provided by financing activities	(649,636)	629,312

Effect of exchange rate	(5,254)	(134)

Net increase in cash and cash equivalents	50,738	168,284

Cash and cash equivalents – beginning of period	307,558	61,500

Cash and cash equivalents - end of period	$358,296	$229,784

Cash paid for :

Interest	$-	$-

Income taxes	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements.

Hong Kong Winalite Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

1.	Corporate information

Hong Kong Winalite Group, Inc. (the “Company”) was incorporated in the State of Nevada on January 22, 1998.  The Company’s shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America.

On October 30, 2007, the then subsidiary of the Company, The Hong Kong Winalite Group Limited (“Winalite”), a limited company incorporated in Hong Kong, entered into a financial advisory agreement (“FAA”) with HFG International Limited (“HFG), a Hong Kong corporation.  Under the FAA, HFG agreed to provide Winalite with financial advisory and consulting services in implementing a restructuring plan, facilitating Winalite’s going public transaction, and advising Winalite on matters related to Winalite’s post-going-public-transaction period.  In consideration for these services, HFG was paid a fee of $80,000 after completion of a due diligence investigation of Winalite and a fee of $400,000 upon the closing of the going public transaction, $400,000 of which was paid during 2008.  Winalite also granted HFG certain registration rights.  Timothy P. Halter, who immediately prior to consummation of the transactions contemplated by the Share Exchange Agreement beneficially owned approximately 87.5% of the Company’s issued and outstanding capital stock, is the principal stockholder and Chief Financial Officer of HFG.

Pursuant to a Share Exchange Agreement dated December 28, 2007, the Company acquired a 100% ownership interest in Winalite as of September 10, 2007, in consideration for the issuance of 48,000,000 of the Company’s common shares (as adjusted for a 7.352380958-for-1 reverse stock split on January 7, 2008 (the “Reverse Stock Split”)) to the former stockholders of Winalite (the “Winalite Former Shareholders”).

The aforesaid transaction was completed on December 28, 2007, and, thereafter, Winalite became a wholly-owned subsidiary of the Company and the Winalite Former Stockholders became the majority stockholders of the Company.  This transaction constituted a reverse takeover transaction (“RTO”).

On May 1, 2008, the Company entered into a master purchase and supply agreement (“MPSA”) with Shenzhen Yuelang Techno Industrial Company Limited (“Yuelang”), an independent third party.  Pursuant to the MPSA, the Company will purchase certain products from Yuelang at prices set out in the MPSA. The MPSA has an indefinite term but can be terminated upon six months’ notice by either party or upon specified events, such as the insolvency of either party.

On May 1, 2008, the Company entered into agreements with independent third party distributors (“Distributors”), namely exclusive international distribution agreements (“Distribution Agreements”), consulting and management services agreements (“Services Agreements”) and license agreements (“License Agreements”).  Pursuant to the Distribution Agreements, the Distributors will purchase products from the Company and resell those products through direct marketing and/or other channels in the Distributors’ assigned and exclusive territories. The Distribution Agreements have an initial term of five years and will be automatically renewed for an additional one year period unless the Company indicates in writing its desire to the contrary more than thirty days before the end of the initial term. Pursuant to the Services Agreements, the Company has agreed to provide certain consulting and management services to the Distributors at a pre-determined hourly rate agreed by both parties.  The Services Agreements can be terminated at any time by the Company, and upon sixty days’ advance notice by the Distributors, by written notice delivered to the non-terminating party.  Pursuant to the License Agreements, the Company has agreed to license to each Distributor certain intellectual property solely for use in such Distributor’s assigned and exclusive territories in connection with the marketing, sale and distribution of the Company’s products.  Each Distributor has agreed to pay the Company a license fee in an amount equal to 10% of the

Hong Kong Winalite Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

1.	Corporate information (Cont’d)

monetary amount of such Distributor’s orders for the products placed with the Company. The License Agreements will terminate when the Distribution Agreements are terminated.

2.	Description of business

The Company is a holding company that operates through its direct, wholly-owned Hong Kong subsidiary, Winalite.  The Company was in development stage until May 2008.  Following the RTO, as described in Note 1, the Company, through its subsidiary, commenced its business in marketing and selling personal health and hygiene products in May 2008.

3.	Basis of presentation

The unaudited condensed consolidated financial statements included herein, presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and stated in US dollars, have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008.  The Company follows the same accounting policies in the preparation of interim reports as it does in the preparation of annual reports.

Results of operations for the interim periods are not indicative of annual results.

4.	Summary of significant accounting policies

Revenue recognition

Sales of goods are recognized as revenue when persuasive evidence of an arrangement exists, title transfer has occurred (product shipment), the price is fixed or readily determinable, and collectability is probable. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition.”

Hong Kong Winalite Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Concentrations on credit risk

During the reporting periods, customers representing 10% or more of the Company’s consolidated sales were:

	Three months ended	Six months ended
	June 30, 2009	June 30, 2009
	(Unaudited)	(Unaudited)

Winalite International USA, Inc.*	1,312,589	1,536,262

PT. Winalite Indonesia*	511,993	606,307

Winalite Japan Co. Ltd*	89,819	593,456

Winalite Global Sdn Bhd*	-	715,215

Total	1,914,401	3,451,240

During the reporting periods, customers representing 10% or more of the Company’s trade receivables were:

June 30, 2009
(Unaudited)

Winalite Global Sdn Bhd*	733,686

Winalite International USA, Inc.*	733,335

PT. Winalite Indonesia*	695,749

Winalite Peru S.A.C.*	474,875

Total	2,637,645

* All these customers are independent third party distributors.

Recently issued accounting pronouncements

In June 2009, the Financial Accounting Standards and Board (the “FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”), which officially launched July 1, 2009, and became the authoritative source of U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also authoritative sources of GAAP for SEC registrants.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification.  Generally, the Codification is not expected to change GAAP.  All other accounting literature

Hong Kong Winalite Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

excluded from the Codification will be considered nonauthoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We will adopt SFAS 168 for our quarter ending September 30, 2009.  We are currently evaluating the effect on our financial statement disclosures as all future references to authoritative accounting literature will be references in accordance with the Codification.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 provides general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is applicable for interim or annual periods after June 15, 2009.  The Company evaluated all events or transactions that occurred after June 30, 2009, up through November 6, 2009, the date the Company issued these financial statements. During this period the Company did not have any material recognizable subsequent events.

5.	Income taxes

United States

The Company is subject to the United States of America tax law.  No provision for the U.S. federal income tax has been made because the Company had no taxable income for the reporting period.  The statutory tax rate is 35%.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to a profit tax at the rate of 16.5% of the estimated assessable profits.

6.	Property, plant and equipment

	Month ended June 30,	Year ended December 31,
	2009	2008
	(Unaudited)	(Unaudited)
Costs:
Office equipment	$3,367	$-
Leasehold improvements	72,796	-
Motor vehicles	130,591	130,591

	206,754	130,591
Accumulated depreciation	(22,528)	-

Net	$184,226	$130,591

Property, plant and equipment includes a motor vehicle with net book value of US$118,185, which is held on behalf of the Company by a third party.

Hong Kong Winalite Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

7.	Net Income per share

During the reporting period, the Company did not issue any dilutive instruments. Accordingly, the reported basic earnings per share and diluted earnings per share are the same.

8.	Amount due to a director

The amount is interest-free, unsecured and repayable on demand.

9.	Commitment and contingencies

	(a)	Capital commitment

The Company has not had any capital commitments which were contracted for but not provided in the financial statements.

	(b)	Operating lease arrangement

As of June 30, 2009, the Company had a non-cancelable operating lease for its office. The lease will expire in February 2011, and the expected payments are as follows:

Within one year	$123,638
Two to five year	$72,122
$195,760

The rental expense relating to the operating lease was $32,587 and $0 for the three months ended June 30, 2009 and 2008, respectively.  The rental expense relating to the operating lease was $44,434 and $0 for the six months ended June 30, 2009 and 2008, respectively.

10.	Common stock and additional paid-in capital

	Common stock
	Number of
	shares as
	adjusted for		Additional
	Reverse		paid-in
	Stock Split	Amount	capital

Issuance of shares for RTO	48,000,000	$48,000	$(48,000)
Issuance of shares of Winalite	-	-	61,645
Recapitalization	1,740,933	1,741	5,434

Balance, December 31, 2008 and June 30, 2009	49,740,933	$49,741	$19,079

(a)
On December 28, 2007, the Company issued 48,000,000 shares as adjusted for Reverse Stock Split of common stock, par value $0.001 per share, to the Winalite Former Stockholders in exchange for 100% of the outstanding capital stock of Winalite.

Hong Kong Winalite Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

10.	Common stock and additional paid-in capital (Cont’d)

(b)
The Company’s issued and outstanding number of common stock immediately prior to the RTO was 1,740,933 shares, as adjusted for Reverse Stock Split, and are accounted for at $7,175 of net book value at the time of the RTO.

(c)
On January 7, 2008, the Company implemented a 7.352380958-for-1 reverse stock split.  Immediately following the Reverse Stock Split, the Company had 49,740,933 shares of common stock issued and outstanding.  The effect of Reverse Stock Split has been retroactively reflected in these financial statements.  All references to weighted average shares outstanding and per share amounts included in the accompanying financial statements and notes reflect the Reverse Stock Split and its retroactive effects.

11.	EIP information

Pursuant to the Company’s equity incentive plan (“EIP”) adopted by the Company’s Board of Directors on March 30, 2009, which became effective on April 1, 2009, the Company has signed Restrictive Stock Purchase Agreements (“RSPAs”) with officers, employees, distributors or consultants who perform services to the Company.  The shares to be issued to the recipients pursuant to the RSPAs are priced at US$2 per share and are subject to a lock-up period of 5.5 years and a vesting schedule, as well as other restrictions.

12.	Segment information

The Company operates in a single segment: marketing and selling personal health and hygiene products.  All of the Company’s long-lived assets are located in Hong Kong.  Geographic information about the revenues classified based on locations of the customers, is set out as follows:

	Three months ended	Six months ended
	June 30, 2009	June 30, 2009
	(Unaudited)	(Unaudited)

USA	$1,312,589	$1,536,262
Indonesia	511,993	606,307
Korea	232,637	439,656
Philippines	160,013	314,059
Peru	157,175	314,365
Taiwan	141,256	141,256
Japan	89,819	593,456
Lithuania	78,587	251,496
Malaysia	-	715,215
Georgia	-	157,033
Others	48,003	264,151

Total	$2,732,072	$5,333,256

Hong Kong Winalite Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

13.	Loan receivable

The Company has made a loan to For You Group L.L.C. (“FYG”) in the aggregate amount of US$1,850,000.  The Company loaned US$1,150,000 to FYG in June 2009, and the Company loaned the balance to FYG in July 2009.  FYG is a related party of the Company’s primary supplier.

The loan is interest-bearing at 0.05% per month, but no interest is required to be paid by FYG in the event that FYG repays the loan in full within three months of the drawdown date.  The loan is unsecured and due in June 2010.  The Company’s primary supplier has guaranteed the repayment of this loan to the Company.

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

Our products are manufactured by an independent third party, Shenzhen Yuelang Techno Industrial Company Limited, or the Manufacturer, under a master purchase and supply agreement, or MPSA, entered into on May 1, 2008.  Pursuant to the MPSA, we purchase our products from the Manufacturer on an open account basis pursuant to separate purchase orders and resell those products to certain distributors as more particularly described below.  The prices we pay for the products are set by the MPSA and may only be changed by agreement of the parties.  The Manufacturer is responsible for marking and labeling the products and their packaging and for quality control according to the specifications set forth in the MPSA and subject to our inspection.  With the exception of the PRC market, the Manufacturer is required to supply exclusively to us and is not permitted to manufacture or sell the same or functionally equivalent products to any other party.

We currently sell the products in Malaysia, Taiwan, Indonesia, Singapore, Thailand, Vietnam, the Philippines, the USA, Peru, Japan, Korea, Georgia, Lithuania and Columbia pursuant to exclusive international distribution agreements, or Distribution Agreements, that we entered into with fourteen independent third party distributors, or the Distributors, on May 1, 2008 (seven agreements), August 25, 2008 (one agreement), December 1, 2008 (two agreements), January 10, 2009 (one agreement) and February 1, 2009 (one agreement), April 1, 2009 (one agreement) and May 1, 2009 (one agreement).  The Distributors purchase from us the products we buy from the Manufacturer and resell those products through direct marketing and/or other channels in their assigned, exclusive territories.  The Distributors are responsible for promoting sales of our products in their territories, maintaining adequate sales forces, and performing other customary functions.  As we expand, we anticipate appointing additional distributors for new territories.

In addition to selling our products to our Distributors, we provide certain consulting, management, technical, marketing, financial and/or other services to our Distributors in exchange for certain fees pursuant to separate consulting and management services agreements, or Service Agreements, that we have entered into with our Distributors.  Pursuant to separate license agreements, or License Agreements, entered into with our Distributors, we also license the Winalite mark and brand and certain other intellectual property to our Distributors, solely for use in their assigned, exclusive territories, and solely for the purpose of carrying out their activities under the Distribution Agreements, for a license fee in an amount equal to 10% of the monetary amount of the Distributor’s orders for products placed with us.

We classify the products that we sell into four categories: (1) ultra-thin regular anionic sanitary pads; (2) ultra-thin long anionic sanitary pads; (3) anionic pantiliners and (4) baby diapers.  The sanitary pads, pantiliners and baby diapers that we sell are patented in the PRC and such patents are owned by the Manufacturer. These products have been tested by various independent Chinese agencies, including SGS-CSTC Standards Technical Services Co., Ltd., Shanghai Textile Industry Technology Intendance, National Paper Product Quality Control Institution Shanghai Office, and East China Normal University.

Second Quarter Financial Performance Highlights

We experienced strong demand for our products and services during the second fiscal quarter of 2009, which resulted in increased revenue and decreased net income due to the bad debt allowance of US$207,770.

The following are some financial highlights for the second quarter of 2009:

•	Our revenues were $2,732,072.

•	Gross margin was 45.48%.

•	Gross profit was $1,242,524.

•	Net income was $664,730

•	Basic and diluted earnings per share were $0.013.

Results of Operations: Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008

	Six Months Ended June 30
Item	in Thousands of Dollars
	2009	2008	Fluctuant %
Revenues	$5,333	1,051	407%

Cost of sales	$(2,798)	(574)	387%

Gross profit	$2,536	477	432%

Operating expenses	$(534)	(164)	226%

Income before income taxes	$2,001	313	539%

Income taxes	$(346)	-	100%

Net income	$1,655	313	429%

Revenues.  Our revenues are generated from sales of and license fees from our personal health and hygiene products.  Revenues were $5,333,256 for the six-month period ended June 30, 2009.  We are principally a trading company.  Goods are directly purchased from suppliers and sold to distributors.  Revenue for the six-month period ended June 30, 2009, increased $4,282,000 relative to the prior year’s comparable period, and such increase was due to the Company increasing its number of distributors from five (5) to fourteen (14).

Cost of Sales.  Our cost of sales was $2,797,709 for the six-month period ended June 30, 2009.  As a percentage of revenues, the cost of sales for such period was 52.46% compared to 54.61% for the six-month period ended June 30, 2008.  Cost of sales represents the cost of purchase from suppliers.  Cost of sales for the six-month period ended June 30, 2009, increased $2,224,000 relative to the prior year’s comparable period, and such increase was due to an increase in volume of sales.

Gross Profit.  Our gross profit was $2,535,547 for the six-month period ended June 30, 2009.  Gross profit as a percentage of revenues for such period was 47.54% compared to 45.39% for the six-month period ended June 30, 2008.  Gross profit for the six-month period ended June 30, 2009, increased $2,059,000 relative to the prior year’s comparable period, and such increase was due to an increase in volume of sales.

Operating Expenses.   Our operating expenses were $534,423 for the six-month period ended June 30, 2009.  As a percentage of revenues, operating expenses for such period were 10.02% compared to 15.58% for the six-month period ended June 30, 2008.  Our operating expenses mainly represented the salary, office rental expenses, legal fee expenses and the allowance for doubtful debts of $207,770 for the license fee from our distributor in Indonesia.  Operating expenses for the six-month period ended June 30, 2009, increased $370,000 relative to the prior year’s comparable period, and such increase was due to the furnishing and equipping of a new office and increased payroll expenses for the addition of employees.

Income before Income Taxes.  Income before income taxes was $2,001,124 for the six-month period ended June 30, 2009.  Income before income taxes as a percentage of revenues for such period was 37.52% compared to 29.80% for the six-month period ended June 30, 2008.

Income Taxes

United States

The Company is subject to the United States of America tax law.  No provision for the US federal income tax has been made as the Company had no taxable income for the reporting period.  The statutory tax rate is 35%.

Hong Kong

The Company is subject to a profit tax at the rate of 16.5% of the estimated assessable profits for the reporting period.  Income taxes were $345,809 for the six-month period ended June 30, 2009.

Net Income.  Our net income was $1,655,315 for the six-month period ended June 30, 2009.  Net income as a percentage of revenues for such period was 31.04% compared to 29.80% for the six-month period ended June 30, 2008.

Results of Operations: Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008

	Three Months Ended June 30
Item	in Thousands of Dollars
	2009	2008	Fluctuant %
Revenues	$2,732	1,051	160%

Cost of sales	$(1,490)	(574)	160%

Gross profit	$1,243	477	161%

Operating expenses	$(403)	(103)	291%

Income before income taxes	$840	373	125%

Income taxes	$(175)	-	100%

Net income	$665	373	78%

Revenues.  Our revenues are generated from sales of and license fees from our personal health and hygiene products.  Revenues were $2,732,072 for the three-month period ended June 30, 2009.  We are principally a trading company.  Goods are directly purchased from suppliers and sold to distributors.  Revenue for the three-month period ended June 30, 2009 increased $1,681,000 relative to the prior year’s comparable period, and such increase was due to the Company increasing its number of distributors from five (5) to fourteen (14).

Cost of Sales.  Our cost of sales was $1,489,548 for the three-month period ended June 30, 2009.  As a percentage of revenues, the cost of sales for such period was 54.52% compared to 54.61% for the three-month period ended June 30, 2008.  Cost of sales represents the cost of purchase from suppliers.  Cost of sales for the three-month period ended June 30, 2009, increased $916,000 relative to the prior year’s comparable period, and such increase was due to an increase in volume of sales.

Gross Profit.  Our gross profit was $1,242,524 for the three-month period ended June 30, 2009.  Gross profit as a percentage of revenues for such period was 45.48% compared to 45.39% for the three-month period ended June 30, 2008.   Gross profit  for the three-month period ended June 30, 2009, increased $766,000 relative to the prior year’s comparable period, and such increase was due to an increase in volume of sales.

Operating Expenses.   Our operating expenses were $402,503 for the three-month period ended June 30, 2009.  As a percentage of revenues, operating expenses for such period were 14.73% compared to 9.85% for the three-month period ended June 30, 2008.  Our operating expenses mainly represented the salary, office rental expenses, legal fee expenses and the allowance for doubtful debts of $207,770 for the uncertain license fee from our distributor in Indonesia.  Operating expenses for the three-month period ended June 30, 2009, increased $300,000 relative to the prior year’s comparable period, and such increase was due to the furnishing and equipping of a new office and increased payroll expenses for the addition of employees.

Income before Income Taxes.  Income before income taxes was $840,021 for the three-month period ended June 30, 2009.  Income before income taxes as a percentage of revenues during such period was 30.75% compared to 35.54% for the three-month period ended June 30, 2008.

Income Taxes

United States

The Company is subject to the United States of America tax law.  No provision for the US federal income tax has been made as the Company had no taxable income for the reporting period.  The statutory tax rate is 35%.

Hong Kong

The Company is subject to a profit tax at the rate of 16.5% of the estimated assessable profits during the reporting period.  Income taxes were $175,291 for the three-month period ended June 30, 2009.

Net Income.  Our net income was $664,730 for the three-month period ended June 30, 2009.  Net income as a percentage of revenues during such period was 24.33% compared to 35.54% for the three-month period ended June 30, 2008.

Segment Information

The Company operates in a single segment: the marketing and sale of personal health and hygiene products.  Additional information can be found at Note 12 of our unaudited condensed consolidated financial statements contained under Part I, Item 1 – “Financial Statements” above.

Inflation

Inflation does not materially affect our business or the results of our operations.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of $358,296.  The following table provides detailed information about our net cash flow for the six-month period ended June 30, 2009.

Item	Cash Flow Six Months Ended June 30, 2009
Net cash provided by operating activities	$1,931,494

Net cash used in investing activities	$(1,225,866)

Net cash used in financing activities	$(649,636)

Effect of exchange rate	$(5,254)

Cash and cash equivalents, beginning of period	$307,558

Cash and cash equivalents, end of period	$358,296

Operating Activities

Net cash provided by operating activities was $1,931,494 for the six-month period ended June 30, 2009.  Such amount of cash provided by operating activities was mainly attributable to the sales of our products during the six-month period ended June 30, 2009.

Investing Activities

Net cash used in investing activities was $1,225,866 for the six-month period ended June 30, 2009.  Such amount of cash used in investing activities was attributable to the purchase of office equipment and leasehold improvements and the loan extended to For You Group L.L.C.

Financing Activities

Net cash used in financing activities was $649,636 for the six-month period ended June 30, 2009.  Such amount of cash used in financing activities was attributable to repayment to a director.

As of June 30, 2009, we had no bank loans or other debt outstanding other than amounts due to our Chairperson and President, Ms. Hu.  During 2008, our Chairperson and President, Ms. Hu, provided approximately 5.9 million HK Dollars as working capital to the Company.  The Company had repaid approximately 5.04 million HK Dollars to Ms. Hu during the six-month ended period June 30, 2009.  The amount is interest-free, unsecured and repayable on demand.

Effect of Exchange Rate

The effect of exchange rate on the Company’s financial statements was $5,254 for the six-month period ended June 30, 2009.

Outlook

In 2009, we intend to develop relationships with many other distributors in new countries.  We expect to continue to develop new products and to enter into agreements with additional distributors for distribution of our products both within China and other countries.  We expect that our revenues will continue to increase as we expand into new markets and increase our market share within existing markets.

Critical Accounting Policies

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.  Basic earnings per share is computed using the weighted average number of shares outstanding during the period presented.  The weighted average number of shares of the Company represents the common stock outstanding during the reporting period.

During the reporting period, the Company had no dilutive instruments.  Accordingly, the basic earnings per share and the diluted earnings per share are the same.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”).  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Revenue recognition

Sales of goods are recognized as revenue when persuasive evidence of an arrangement exists, title transfer has occurred (product shipment), the price is fixed or readily determinable, and collectability is probable. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition.”

Allowance of doubtful accounts

The Company has established an allowance for doubtful accounts based on management’s industry experience and management’s assessment of the ability to collect trade receivables.  A considerable amount of judgment is required in assessing the amount of the allowance.

During the three-month period ended June 30, 2009, the Company recognized an allowance for doubtful accounts to ensure trade and other receivables are not overstated due to an inability to collect trade receivables.  The Company’s estimate is based on a variety of factors, including historical collection experience, existing economic conditions and a review of the current status of the trade receivables.  Bad debts are written off when identified.

Comprehensive income

The Company has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Components of comprehensive income include net income and foreign currency translation adjustments.

Administrative expenses

Administrative expenses consist of office expenses, legal and professional fees, traveling expenses and salaries and allowances which are incurred at the administrative level and include exchange differences.

Cash equivalents

Cash equivalents comprise highly liquid investments with initial maturities of three months or less.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on straight-line basis over their estimated useful lives.  The principal depreciation rate is 20% with no residual value.

Maintenance and repairs are charged to expense as incurred.  Upon a sale or disposition of an asset, the applicable amounts of the asset’s cost and accumulated depreciation are removed from the accounts, and the net amount less proceeds from disposal is charged or credited to income.

Foreign currency translation

The functional currency of the Company is United States dollars (“US dollars”).  The Company maintains its financial statements in the functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income.

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including trade receivables, trade payables, accrued expenses and amount due to a director, approximate their fair values due to the short-term maturity of such instruments.

It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

Off-Balance Sheet Arrangements

As of November 6, 2009, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation under the supervision of the Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) as of June 30, 2009.  Based on the aforementioned evaluation, management has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2009.  The fact that the Company is late in filing its current quarterly report is due to the fact that the Company has not maintained sufficient staff with appropriate training in SEC financial rules and regulations.

Changes in Internal Control Over Financial Reporting.

To strengthen the effectiveness of the Company’s disclosure controls and procedures, the Company has evaluated its resource requirements, added—and will add—additional financial staff and taken further measures to improve its financial record maintenance system to ensure continued timely compliance with SEC reporting requirements.  Other than the changes listed above, there have been no changes in our Company’s internal control over financial reporting

(as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

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

Dated: November 6, 2009	HONG KONG WINALITE GROUP, INC.

By: /s/ Hongxing Gao Hongxing Gao Chief Executive Officer (Principal Executive Officer)

By: /s/ Jianquan Li Jianquan Li Chief Financial Officer (Principal Financial and Accounting Officer)