Form 10-Q
period 2009-09-30
HONG KONG WINALITE GROUP, INC.
filed 2010-03-23
CIK 1059885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2009

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 26, 2010, is as follows:

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

ii

PART I.

FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HONG KONG WINALITE GROUP, INC. (AND SUBSIDIARY)
Consolidated Balance Sheets
September 30, 2009 and December 31, 2008
(Stated in US Dollars)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current Assets Cash and cash equivalents	$606,788	$307,558
Trade receivables, net of allowance for doubtful account	4,206,963	2,622,583
Loan receivable (Note 13)	1,854,589	-
Other receivables and prepayments	40,785	88,607
Total current assets	6,709,125	3,018,748

Property and equipment, net of depreciation (Note 6)	167,870	130,591

TOTAL ASSETS	$6,876,995	$3,149,339

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current Liabilities
Trade payables	$2,052,344	$1,127,986
Sales deposit received	922,787	-
Other payables	8,325	207,812
Accrued expenses	146,065	21,286
Amount due to a director (Note 8)	105,854	755,466
Tax payable	552,685	143,336
Total current liabilities	3,788,060	2,255,886

Deferred taxes	15,586	15,514

TOTAL LIABILITIES	3,803,646	2,271,400

STOCKHOLDERS’ EQUITY

Preferred stock: par value $0.001 per share
authorized 1,000,000 shares; issued and outstanding nil shares
Common stock: par value $0.001 per share (Note 10)
authorized 500,000,000 shares;
issued and outstanding 49,740,933 shares	49,741	49,741
Additional paid in capital	19,079	19,079
Accumulated other comprehensive income	5,409	5,254
Retained earnings	2,999,120	803,865

TOTAL STOCKHOLDERS’ EQUITY	3,073,349	877,939

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,876,995	$3,149,339

See accompanying Notes to Consolidated Financial Statements.

HONG KONG WINALITE GROUP, INC. (AND SUBSIDIARY)
Consolidated Statements of Operations
Three months and nine months ended September 30, 2009 and 2008
 (Unaudited)
(Stated in US Dollars)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$1,795,471	$1,500,054	$6,643,886	$2,455,381

License fee income	179,547	150,005	664,389	245,538

Revenues	1,975,018	1,650,059	7,308,275	2,700,919

Cost of sales	(1,116,901)	(901,959)	(3,914,610)	(1,475,884)

Gross profit	858,117	748,100	3,393,665	1,225,035

Administrative expenses	(255,404)	(114,719)	(789,828)	(278,452)

Net income from operations	602,713	633,381	2,603,837	946,583

Other income	-	1,624	-	1,623

Income before income taxes	602,713	635,005	2,603,837	948,206

Income taxes (Note 5)	(62,773)	-	(408,582)	-

Net income	539,940	635,005	2,195,255	948,206

Other comprehensive income
Foreign currency translation adjustments	-	(2,828)	-	(2,841)

Earnings per share-basic and diluted	0.011	0.013	0.044	0.019

Weighted average outstanding shares
- basic and diluted	49,740,933	49,740,933	49,740,933	49,740,933

See accompanying Notes to Consolidated Financial Statements.

HONG KONG WINALITE GROUP, INC. (AND SUBSIDIARY)
Consolidated Statements of Cash Flows
Nine months ended September 30, 2009 and 2008
(Unaudited)
(Stated in US Dollars)

	Nine Months Ended September 30
Cash flows from operating activities	2009	2008
	(Unaudited)	(Unaudited)

Net income	$2,195,255	$948,206

Adjustment to reconcile net income to net cash
provided by operating activities:

Allowance for doubtful debts	207,770	-

Depreciation	38,927	-

Changes in operating assets and liabilities :
Trade receivables	(1,792,150)	(1,521,975)
Other receivables and prepayments	47,822	(315,281)
Trade payables	924,358	704,825
Sales deposit received	922,787	-
Other payables	(199,487)	-
Accrued expenses	124,779	(300,142)
Tax payable	409,349	-

Net cash flows provided by/(used in) operating activities	2,879,410	(484,367)

Cash flow from investing activities

Advance to a third party	(1,854,589)	-
Payments to acquire property, plant and equipment	(76,163)	-

Net cash flows used in investing activities	(1,930,752)	-

Cash flow from financing activities

(Repayment to)/advance from a director	(649,612)	629,312

Net cash flows (used in) /provided by financing activities	(649,612)	629,312

Effect of exchange rate	184	(2,803)

Net increase in cash and cash equivalents	299,230	142,142

Cash and cash equivalents – beginning of period	307,558	61,500

Cash and cash equivalents - end of period	$606,788	$203,642

Supplementary Cash Flow Information :

Interest	$-	$-
Income taxes	$-	$-

See accompanying Notes to Consolidated Financial Statements.

Hong Kong Winalite Group, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

1.   Organization

Hong Kong Winalite Group, Inc. (the “Company”) was incorporated in the State of Nevada on January 22, 1998.  The Company’s shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America.

On October 30, 2007, the then-subsidiary of the Company, The Hong Kong Winalite Group Limited (“Winalite”), a limited company incorporated in Hong Kong, entered into a financial advisory agreement (“FAA”) with HFG International Limited (“HFG”), a Hong Kong corporation.  Under the FAA, HFG agreed to provide Winalite with financial advisory and consulting services in implementing a restructuring plan, facilitating Winalite’s going public transaction, and advising Winalite on matters related to Winalite’s post-going-public-transaction period.  In consideration for these services, HFG was paid a fee of $80,000 after completion of a due diligence investigation of Winalite and a fee of $400,000 upon the closing of the going public transaction, $400,000 of which was paid during 2008.  Winalite also granted HFG certain registration rights.  Timothy P. Halter, who immediately prior to consummation of the transactions contemplated by the Share Exchange Agreement beneficially owned approximately 87.5% of the Company’s issued and outstanding capital stock, is the principal stockholder and Chief Financial Officer of HFG.

Pursuant to a Share Exchange Agreement dated December 28, 2007, the Company acquired a 100% ownership interest in Winalite on September 10, 2007, in consideration for the issuance of 48,000,000 of the Company’s common shares (as adjusted for a 7.352380958-for-1 reverse stock split on January 7, 2008 (the “Reverse Stock Split”) to the former stockholders of Winalite (the “Winalite Former Shareholders”).

The aforesaid transaction was completed on December 28, 2007, and, thereafter, Winalite became a wholly-owned subsidiary of the Company and the Winalite Former Stockholders became the majority stockholders of the Company.  This transaction constituted a reverse takeover transaction (“RTO”).

On October 31, 2009, the Company entered into a master purchase and supply agreement (“MPSA”) with Shen Zhen Xian Sheng Science and Technology Development Co., Ltd. (“Shen Zhen”), an independent third party.  Pursuant to the MPSA, the Company will purchase certain products from Shen Zhen at prices set out in the MPSA. The MPSA has an indefinite term but can be terminated upon six months’ notice by either party or upon specified events, such as the insolvency of either party.

On October 1, 2008, the Company entered into agreements with independent third party distributors (“Distributors”), namely exclusive international distribution agreements (“Distribution Agreements”), consulting and management services agreements (“Services Agreements”) and license agreements (“License Agreements”).  Pursuant to the Distribution Agreements, the Distributors will purchase products from the Company and resell those products through direct marketing and/or other channels in the Distributors’ assigned and exclusive territories. The Distribution Agreements have an initial term of five years and will be automatically renewed for an additional one year period unless the Company indicates in writing its desire to the contrary more than thirty days before the end of the initial term. Pursuant to the Services Agreements, the Company has agreed to provide certain consulting and management services to the Distributors at a pre-determined hourly rate agreed by both parties.  The Services Agreements can be terminated at any time by the Company, and upon sixty days’ advance notice by the Distributors, by written notice delivered to the non-terminating party.  Pursuant to the License Agreements, the Company has agreed to license to each Distributor certain intellectual property solely for use in such Distributor’s assigned and exclusive territories in connection with the marketing, sale and distribution of the Company’s products.  Each Distributor has agreed to pay the Company a license fee in an amount equal to 10% of the monetary amount of such Distributor’s orders for the products placed with the Company.  The License Agreements will terminate when the Distribution Agreements are terminated.

2.   Nature of business

The Company is a holding company that operates through its direct, wholly-owned Hong Kong subsidiary, Winalite.  The Company was in development stage until May 2008.  Following the RTO, as described in Note 1, the Company, through its subsidiary, commenced its business in marketing and selling personal health and hygiene products in May 2008.

3.  Basis of presentation

The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate so as to make the information presented not misleading.

The Company follows the same accounting policies in the preparation of interim reports as it does in the preparation of annual reports. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  However, the results of operations for the interim periods may not be indicative of annual results. It is suggested that these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008.

4.  Summary of significant accounting policies

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Winalite. All inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity or remaining maturity of three months or less at the time of issuance to be cash equivalents.

Allowance of doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s experience in the same industry and management’s assessment of the collectibility of trade receivables.  A considerable amount of judgment is required in assessing the amount of the allowance for doubtful accounts.

During the reporting period, the management establishes the general provisioning policy to make the allowance equivalent to 100% of gross amount of trade receivables due over one (1) year.  Additional specific provision is made against trade receivables aged less than one (1) year to the extent which they are considered to be doubtful. Bad debts are written off when identified.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the expected useful life as follows:

Leasehold improvement	– over terms of the lease

Office furniture and equipment	– 3 years

Computer equipment and software	– 3 years

Vehicles	– 5 years

Expenditures for major repairs and renewals that extend the useful life of the asset are capitalized. No amortization is provided for construction in progress until the assets are ready for their intended use. Repairs and maintenance expenditures are charged to operating expense as incurred.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, trade receivables, trade payables and accrued expenses.  The fair value of these financial instruments approximates their carrying values due to the short-term nature of these financial instruments.

Accounting Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from management’s estimates.

Revenue recognition

Sales of goods are recognized as revenue when persuasive evidence of an arrangement exists, title transfer has occurred (product shipment), the price is fixed or readily determinable, and collectability is probable. We recognize revenue in accordance with Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition.”

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date and non-monetary items are remeasured at the rate of exchange in effect when the assets are acquired or the obligations are incurred. Revenues and expenses are remeasured at the average exchange rate prevailing during the period. Foreign currency transaction gains and losses are included in results of operations.

Administrative expenses

Administrative expenses consist of office expenses, legal and professional fees, traveling expenses and salaries and allowances which are incurred at the administrative level and include exchange differences.

Concentration on Credit Risk

During the reporting periods, customers representing 10% or more of the Company’s consolidated sales were:

	Three months ended	Nine months ended
	September 30, 2009	September 30, 2009
	(Unaudited)	(Unaudited)
Winalite International USA, Inc.*	$391,265	$1,927,527

PT. Winalite Indonesia*	446,371	1,052,678

Winalite Japan Co. Ltd*	335,976	929,432

Winalite Baltic	233,237	-

Winalite International Trading India Private Limited	311,667	-

Winalite Global Sdn Bhd*	-	715,215

Total	$1,718,516	$4,624,852

During the reporting periods, customers representing 10% or more of the Company’s trade receivables were:

September 30, 2009
(Unaudited)
Winalite Global Sdn Bhd*	$733,876

Winalite International USA, Inc.*	332,161

PT. Winalite Indonesia*	1,250,133

Winalite Peru S.A.C.*	474.998
Total	$2,791,168

* All these customers are independent third party distributors.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Basic and Diluted Net Income Per Share

Basic net income per share amounts is computed based on the weighted average number of shares actually outstanding. Diluted net income per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights.  If, however, the exercise becomes antidilutive, then only the basic per share amounts are shown in the report.

Stock-Based Compensation

The Company accounts for stock options granted to directors, officers, employees and non-employees using the fair value method of accounting.  The fair value of stock options for directors, officers and employees is calculated at the date of grant and is expensed over the vesting period of the options on a straight-line basis.  For non-employees, the fair value of the options is measured on the earlier of the date at which the counter-party performance is complete or the date at which the performance commitment is reached.  The Company uses the Black-Scholes model to calculate the fair value of stock options issued, which requires certain assumptions to be made at the time the options are awarded, including the expected life of the option, the expected number of granted options that will vest and the expected future volatility of the stock. The Company reflects estimates of award forfeitures at the time of grant and revises in subsequent periods, if necessary, when forfeiture rates are expected to change.

Recently issued accounting pronouncements

In June 2009, the Financial Accounting Standards and Board (the “FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards CodificationTM (the “Codification”), which officially launched July 1, 2009, and became the authoritative source of U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also authoritative sources of GAAP for SEC registrants.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification.  Generally, the Codification is not expected to change GAAP.  All other accounting literature excluded from the Codification will be considered nonauthoritative.  SFAS 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We adopted SFAS 168 for our quarter ended September 30, 2009.  We are currently evaluating the effect on our financial statement disclosures as all future references to authoritative accounting literature will be references in accordance with the Codification.

In May 2009, the FASB issued Accounting Standards Codification (ASC) Topic 855 “Subsequent Events” (“ASC 855”).  ASC 855 provides general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855 was applicable for interim or annual periods after June 15, 2009.  The Company evaluated all events or transactions that occurred after June 30, 2009, up through the date the Company issued these financial statements. During this period the Company did not have any material recognizable subsequent events.

5.  Income taxes

United States

The Company is subject to the United States of America tax law.  No provision for the U.S. federal income tax has been made because the Company had no taxable income for the reporting period.  The statutory tax rate is 35%.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to a profit tax at the rate of 16.5% of the estimated assessable profits.

6.  Property, plant and equipment

	Month ended September 30,	Year ended December 31,
	2009	2008
	(Unaudited)	(audited)
Costs:
Office equipment	$3,367	$-
Leasehold improvements	72,796	-
Motor vehicles	130,591	130,591

	206,754	130,591
Accumulated depreciation	(38,884)	-

Net	$167,870	$130,591

Property, plant and equipment include a motor vehicle with net book value of US$111,979, which is held on behalf of the Company by a third party.

7.  Net Income per share

During the reporting period, the Company did not issue any dilutive instruments. Accordingly, the reported basic earnings per share and diluted earnings per share are the same.

8.  Amount due to a director

The amount is interest-free, unsecured and repayable on demand.

9.  Commitment and contingencies

(a)  Capital commitment

As of September 30, 2009, the Company has not had any capital commitments which were contracted for but not provided in the financial statements.

(b)  Operating lease arrangement

As of September 30, 2009, the Company had a non-cancelable operating lease for its office.  The lease will expire in February 2011, and the expected payments are as follows:

Within one year	$130,362
Two to five years	$43,454
$173,816

The rental expense relating to the operating lease was $43,449 and $0 for the three months ended September 30, 2009 and 2008, respectively.  The rental expense relating to the operating lease was $89,922 and $0 for the nine months ended September 30, 2009 and 2008, respectively.

10.  Common stock and additional paid-in capital

	Common stock
	Number of
	shares as
	adjusted for		Additional
	Reverse		paid-in
	Stock Split	Amount	capital

Issuance of shares for RTO	48,000,000	$48,000	$(48,000)

Issuance of shares of Winalite	-	-	61,645

Recapitalization	1,740,933	1,741	5,434

Balance, December 31, 2008 and September 30, 2009	49,740,933	$49,741	$19,079

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

12.  Segment information

The Company operates in a single segment: marketing and selling personal health and hygiene products.  All of the Company’s long-lived assets are located in Hong Kong.  Geographic information about the revenues classified based on locations of the customers, is set out as follows:

	Three months ended	Nine months ended
	September 30, 2009	September 30, 2009
	(Unaudited)	(Unaudited)

USA	$391,265	$1,927,528

Indonesia	446,371	1,052,678

Korea	-	439,656

Philippines	158,424	472,483

Peru	-	314,365

Taiwan	-	141,256

Japan	335,976	929,432

Lithuania	233,237	484,733

Malaysia	98,078	813,293

Georgia	-	157,033

Others	311,667	575,818

Total	$1,975,018	$7,308,275

13.  Loan receivable

The Company has made a loan to For You Group L.L.C. (“FYG”) in the aggregate amount of US$1,850,000.  The Company loaned US$1,150,000 to FYG in June 2009, and the Company loaned the balance to FYG in July 2009.  FYG was a related party of the Company’s primary supplier.

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

Our products are manufactured by an independent third party, Shen Zhen Xian Sheng Science and Technology Development Co., Ltd., or the Manufacturer, under a master purchase and supply agreement, or MPSA, entered into on October 31, 2009.  Pursuant to the MPSA, we purchase our products from the Manufacturer on an open account basis pursuant to separate purchase orders and resell those products to certain distributors as more particularly described below.  The prices we pay for the products are set by the MPSA and may only be changed by agreement of the parties.  The Manufacturer is responsible for marking and labeling the products and their packaging and for quality control according to the specifications set forth in the MPSA and subject to our inspection.  With the exception of the PRC market, the Manufacturer is required to supply exclusively to us and is not permitted to manufacture or sell the same or functionally equivalent products to any other party.

We currently sell the products in Malaysia, Taiwan, Indonesia, Singapore, Thailand, Vietnam, the Philippines, the USA, Peru, Japan, Korea, Georgia, Lithuania and Columbia pursuant to exclusive international distribution agreements, or Distribution Agreements, that we entered into with fifteen (15) independent third party distributors, or the Distributors, on May 1, 2008 (seven agreements), August 25, 2008 (one agreement), December 1, 2008 (two agreements), January 10, 2009 (one agreement) and February 1, 2009 (one agreement), April 1, 2009 (one agreement) and May 1, 2009 (one agreement).  The Distributors purchase from us the products we buy from the Manufacturer and resell those products through direct marketing and/or other channels in their assigned, exclusive territories.  The Distributors are responsible for promoting sales of our products in their territories, maintaining adequate sales forces, and performing other customary functions.  As we expand, we anticipate appointing additional distributors for new territories.

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

Third Quarter Financial Performance Highlights

We experienced strong demand for our products and services during the third fiscal quarter of 2009, which resulted in increased revenue.  However, net income decreased due to the provision of bad debt in the amount of US$364,813 for the quarter.

The following are some financial highlights for the third quarter of 2009:

•	Our revenues were $1,975,018.

•	Gross margin was 43.45%.

•	Gross profit was $858,117.

•	Net income was $175,127.

•	Basic and diluted earnings per share were $0.004.

Results of Operations: Nine Months Ended September 30, 2009, Compared to the Nine Months Ended September 30, 2008

	Nine Months Ended September 30
Item	in Thousands of Dollars
	2009	2008	Fluctuant%

Revenues	$7,308	2,701	171%

Cost of sales	$(3,915)	(1,476)	165%

Gross profit	$3,393	1,225	177%

Operating expenses	$(790)	(278)	184%

Income before income taxes	$2,603	947	175%

Income taxes	$(408)	-	100%

Net income	$2,195	947	132%

Revenues.  Our revenues are generated from sales of and license fees from our personal health and hygiene products.  Revenues were $7,308,275 for the nine-month period ended September 30, 2009.  We are principally a trading company.  Goods are directly purchased from suppliers and sold to distributors.  Revenue for the nine-month period ended September 30, 2009, increased $4,607,000 relative to the prior year’s comparable period, and such increase was due to the Company increasing its number of distributors from five (5) to fifteen (15).

Cost of Sales.  Our cost of sales was $3,914,610 for the nine-month period ended September 30, 2009.  As a percentage of revenues, the cost of sales for such period was 53.56% compared to 54.64% for the nine-month period ended September 30, 2008.  Cost of sales represents the cost of purchase from suppliers.  Cost of sales for the nine-

month period ended September 30, 2009, increased $2,439,000 relative to the prior year’s comparable period, and such increase was due to an increase in volume of sales.

Gross Profit.  Our gross profit was $3,393,665 for the nine-month period ended September 30, 2009.  Gross profit as a percentage of revenues for such period was 46.44% compared to 45.36% for the nine-month period ended September 30, 2008.  Gross profit for the nine-month period ended September 30, 2009, increased $2,169,000 relative to the prior year’s comparable period, and such increase was due to an increase in volume of sales.

Operating Expenses.   Our operating expenses were $789,828 for the nine-month period ended September 30, 2009.  As a percentage of revenues, operating expenses for such period were 10.81% compared to 10.31% for the nine-month period ended September 30, 2008.  Our operating expenses mainly represented the salary, office rental expenses, legal fee expenses and the allowance for doubtful debts of $207,770 for the trade receivables and license fees due from some of our distributors.  Operating expenses for the nine-month period ended September 30, 2009, increased $511,000 relative to the prior year’s comparable period, and such increase was due to the furnishing and equipping of a new office and increased payroll expenses for the addition of employees.

Income before Income Taxes.  Income before income taxes was $2,603,837 for the nine-month period ended September 30, 2009.  Income before income taxes as a percentage of revenues for such period was 35.63% compared to 35.11% for the nine-month period ended September 30, 2008.

Income Taxes.  No provision for the US federal income tax has been made as the Company had no taxable income for the reporting period.  The Company’s subsidiary, Winalite, is subject to a profit tax at the rate of 16.5% of the estimated assessable profits for the reporting period.  Income taxes were $408,582 for the nine-month period ended September 30, 2009.

Net Income.  Our net income was $2,195,255 for the nine-month period ended September 30, 2009.  Net income as a percentage of revenues for such period was 30.04% compared to 35.04% for the nine-month period ended September 30, 2008.

Results of Operations: Three Months Ended September 30, 2009, Compared to Three Months Ended September 30, 2008

	Three Months Ended September 30
Item	in Thousands of Dollars
	2009	2008	Fluctuant%

Revenues	$1,975	1,652	20%

Cost of sales	$(1,117)	(902)	24%

Gross profit	$858	750	14%

Operating expenses	$(255)	(115)	122%

Income before income taxes	$603	635	-5%

Income taxes	$(63)	-	N/A %

Net income	$540	635	-15%

Revenues.  Our revenues are generated from sales of and license fees from our personal health and hygiene products.  Revenues were $1,975,018 for the three-month period ended September 30, 2009.  We are principally a trading company.  Goods are directly purchased from suppliers and sold to distributors.  Revenue for the three-month period ended September 30, 2009, increased $324,959 relative to the prior year’s comparable period, and such increase was due to the Company increasing its number of distributors from five (5) to fifteen  (15).

Cost of Sales.  Our cost of sales was $1,116,901 for the three-month period ended September 30, 2009.  As a percentage of revenues, the cost of sales for such period was 56.55% compared to 54.66% for the three-month period ended September 30, 2008.  Cost of sales represents the cost of purchase from suppliers.  Cost of sales for the three-month period ended September 30, 2009, increased $214,942 relative to the prior year’s comparable period, and such increase was due to an increase in volume of sales.

Gross Profit.  Our gross profit was $858,117 for the three-month period ended September 30, 2009.  Gross profit as a percentage of revenues for such period was 43.45% compared to 45.34% for the three-month period ended September 30, 2008.   Gross profit for the three-month period ended September 30, 2009, increased $110,017 relative to the prior year’s comparable period, and such increase was due to an increase in volume of sales.

Operating Expenses.  Our operating expenses were $255,404 for the three-month period ended September 30, 2009.  As a percentage of revenues, operating expenses for such period were 12.93% compared to 6.95% for the three-month period ended September 30, 2008.  Our operating expenses in this quarter mainly represented the salary, office rental expenses, and legal fee expenses.  Operating expenses for the three-month period ended September 30, 2009, increased $140,685 relative to the prior year’s comparable period, and such increase was due to the furnishing and equipping of a new office and increased payroll expenses for the addition of employees.

Income before Income Taxes.  Income before income taxes was $602,713 for the three-month period ended September 30, 2009.  Income before income taxes as a percentage of revenues during such period was 30.52% compared to 38.48% for the three-month period ended September 30, 2008.

Income Taxes.  No provision for the US federal income tax has been made as the Company had no taxable income for the reporting period.  The Company’s subsidiary, Winalite, is subject to a profit tax at the rate of 16.5% of the estimated assessable profits for the reporting period.  Income taxes were $62,773 for the three-month period ended September 30, 2009.

Net Income.  Our net income was $539,940 for the three-month period ended September 30, 2009.  Net income as a percentage of revenues during such period was 27.34% compared to 38.48% for the three-month period ended September 30, 2008.

Segment Information

The Company operates in a single segment: the marketing and sale of personal health and hygiene products.  Additional information can be found at Note 12 of our unaudited consolidated financial statements contained under Part I, Item 1 – “Financial Statements” above.

Inflation

Inflation does not materially affect our business or the results of our operations.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $606,788.  The following table provides detailed information about our net cash flow for the nine-month period ended September 30, 2009:

Item	Cash Flow Nine Months Ended September 30, 2009

Net cash provided by operating activities	$2,879,410

Net cash used in investing activities	$(1,930,752)

Net cash used in financing activities	$(649,636 612)

Effect of exchange rate changes on cash	$184

Cash and cash equivalents, beginning of period	$307,558)

Cash and cash equivalents, end of period	$606,788

Operating Activities

Net cash provided by operating activities was $2,879, 410 for the nine-month period ended September 30, 2009.  Such amount of cash provided by operating activities was mainly attributable to the sales of our products during the nine-month period ended September 30, 2009.

Investing Activities

Net cash used in investing activities was $1,930,752 for the nine-month period ended September 30, 2009.  Such amount of cash used in investing activities was attributable to the purchase of office equipment and leasehold improvements and the loan extended to For You Group L.L.C.

Financing Activities

Net cash used in financing activities was $649, 612 for the nine-month period ended September 30, 2009.  Such amount of cash used in financing activities was attributable to repayment to a director.

As of September 30, 2009, we had no bank loans or other debt outstanding other than amounts due to our Chairperson and President, Ms. Hu.  During 2008, our Chairperson and President, Ms. Hu, provided approximately 5.9 million HK Dollars as working capital to the Company.  The Company had repaid approximately 5.04 million HK Dollars to Ms. Hu during the nine-month ended period September 30, 2009.  The amount is interest-free, unsecured and repayable on demand.

Effect of Exchange Rate Changes on Cash

The effect of exchange rate on the Company’s financial statements was $184 for the six-month period ended September 30, 2009.

Outlook

In 2010, we intend to develop relationships with many other distributors in new countries.  We expect to continue to develop new products and to enter into agreements with additional distributors for distribution of our products both within China and other countries.  We expect that our revenues will continue to increase as we expand into new markets and increase our market share within existing markets.

Off-Balance Sheet Arrangements

As of February 26, 2010, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation under the supervision of the Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) as of September 30, 2009.  Based on the aforementioned evaluation, management has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2009.  The fact that the Company is late in filing its current quarterly report is due to the fact that the Company has not maintained sufficient staff with appropriate training in SEC financial rules and regulations.

Changes in Internal Control Over Financial Reporting

To strengthen the effectiveness of the Company’s disclosure controls and procedures, the Company has evaluated its resource requirements, added—and will add—additional financial staff, including a new Chief Financial Officer, and taken further measures to improve its financial record maintenance system to ensure continued timely compliance with SEC reporting requirements.  Other than the changes listed above, there have been no changes in our Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

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

Dated: March 22, 2010	HONG KONG WINALITE GROUP, INC.

By: /s/ Hongxing Gao Hongxing Gao Chief Executive Officer (Principal Executive Officer)

By: /s/ Ge Wen Ge Wen Chief Financial Officer (Principal Financial and Accounting Officer)